Form 10-K
period 1996-12-31
INVESTMENT PROPERTIES ASSOCIATES
filed 1997-04-16
CIK 52067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ________ to __________

                           Commission File No.: 0-5537

                        INVESTMENT PROPERTIES ASSOCIATES
             -----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

A New York Limited Partnership                        13-2647723
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                  60 East 42nd Street, New York, New York 10165
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (212) 687-6400

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

             820,000 Participations in Limited Partnership Interest
             ------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes __X__                            No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant -- Not applicable.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes_________              No_________

Documents Incorporated by Reference -- Not applicable.

                               Page 1 of __ Pages

                                     PART I

1.  Business.

     (a) General Development of Business. Investment Properties Associates ("Registrant") is a New York limited partnership formed pursuant to a Limited Partnership Agreement dated as of May 15, 1969, as amended on October 2, 1969, October 31, 1969, and December 3, 1969 (the "Agreement"). On February 4, 1997, Registrant announced that it was offering its commercial properties for sale.

     On January 4, 1997, Harry B. Helmsley, a General Partner of Registrant, died. Under the terms of the Agreement, the General Partners are obligated to create a new limited partnership with the same attributes as Registrant and to convey all of the assets and liabilities of Registrant to such entity. Such action would involve substantial expense and no benefit to the partners of Registrant or to the holders of Partnership Participation Interests ("PPIs"). Accordingly, Registrant intends to seek approval from the holders of a majority of the PPIs to amend the Agreement to permit the remaining General Partners to elect to continue the business of Registrant in the event of the death of a General Partner and to make such election with respect to the death of Mr. Helmsley.

     At December 31, 1996, Registrant owned fourteen commercial properties (thirteen of which were operating properties) located in metropolitan areas in Illinois, New York, New Jersey and Texas. Of such fourteen commercial properties, Registrant owned fee titles to, or leasehold estates in, twelve commercial properties, a 50% interest in one property and a 73-1/3% beneficial interest in another property. Thirteen of these properties are office buildings

(one of which, located in Midland, Texas, is vacant) and one is a loft building. In addition, Registrant owns fee title to two unimproved real properties in Houston, Texas. On December 20, 1996, Registrant agreed to accept an early surrender of space located at 1440 Broadway, New York, New York due to expire on December 31, 1999 in exchange for a lump sum payment from the tenant of $1,000,000. This transaction was recorded as income in the fourth quarter of 1996. In consideration of Chase Manhattan Bank's consenting to the early surrender, Registrant agreed to invest at least $1,000,000 in 1997 in connection with leasing costs and capital improvements at 1440 Broadway, New York, New York.

     On May 1, 1996, Registrant exercised its option to terminate the ground lease on the 744 Broad Street Building in Newark, New Jersey. As provided in the lease, the ground lessor, Newark Building Associates, was given sixty days written notice of Registrant's plan to terminate the ground lease. The lease was to expire on August 31, 2002.

     On November 30, 1994, Registrant borrowed $6,000,000 from Irving Schneider, a General Partner of Registrant, and $12,000,000 from an affiliate of Harry B. Helmsley, also a General Partner (collectively, the "Affiliate Loans"). The Affiliate Loans, which are due and payable on demand, bear interest at the rate announced from time to time by Chase Bank, N.A. ("Chase") as its "prime rate." The proceeds of the Affiliate Loans were used by Registrant (i) to prepay indebtedness owed to Chase in the amount of $10,750,000 (which amount Chase subsequently readvanced to Registrant in connection with the extension of the mortgage loans relating to 1440 Broadway, 245 Fifth Avenue, 261 Fifth Avenue,
all in New York, New York, and One North Dearborn and One LaSalle, both in Chicago, Illinois, and the cross collateralization and cross defaults among these properties); (ii) to pay the outstanding accrued interest on the Bonds due on December 1, 1994 in the amount of $484,000; (iii) to pay outstanding distribution obligations to the Special Limited Partners in respect of 1993 net operating revenues, which were past due since March 31, 1994 in the amount of $5,317,000; and (iv) to reduce a portion of Registrant's accounts payable to trade creditors by approximately $1,449,000. Registrant paid $1,612,875 in interest in respect of the Affiliate Loans during 1995 and $1,513,625 in interest thereon during 1996.

     On December 1, 1994, Chase loaned $10,750,000 to Registrant, which funds were used by Registrant to repay its 9% Junior Mortgage Bonds (the "Bonds") in full on such date. Chase also agreed to extend the final maturity date of Registrant's mortgage loans relating to its 1440 Broadway, 245 Fifth Avenue and 261 Fifth Avenue properties in New York, New York, and to its One North Dearborn and One LaSalle buildings in Chicago (collectively, the "Chase Loans") from January 2, 1995 to January 2, 1997. On April 25, 1995 Registrant and Chase entered the definitive agreements providing for the extension of the maturity of the Chase Loans and the cross collateralization and cross defaults among the properties that secure the Chase Loans. In addition, the Registrant was given the option of paying interest on the Chase Loans based on LIBOR plus 2.25% or prime plus .375%. The maturity of the Chase Loans has been extended to January 2, 1998. See Note 4 to Financial Statements.

     During 1996, Registrant made principal payments of $3,048,785 in the aggregate on its first mortgage loans including a $3,000,000 net reduction of the mortgage loan held by Chase. The aggregate principal amount of the Chase Loans at December 31, 1996 was $35,847,488. The aggregate outstanding principal balance of the Chase Loans as of December 31, 1995 was $38,847,488.

     On November 13,  1995,  Registrant  and First  Fidelity  Bank  ("Fidelity")
entered into a modification of the mortgage note held by Fidelity on Registrant's Federal Trust building in Newark, New Jersey. Effective January 1, 1996, the maturity date of the note was extended to June 30, 1997. Interest on the amended note is based on the weekly average yield on U.S. Treasury Securities plus 2% and the modification calls for the monthly payment of principal and interest. The principal balance of the Fidelity loan at December 31, 1996 was $467,070.

     (b) Financial Information About Industry Segments. Registrant's sole business is the ownership and operation of commercial real estate. All of Registrant's revenues, operating profit or loss and assets relate solely to such industry segment.

     (c) Narrative Description of Business. Registrant's only business is the ownership and operation of commercial real properties which it leases to various tenants. Registrant's principal source of revenues is rent received from such tenants. The primary costs associated with owning and leasing commercial real estate are real estate taxes, utilities, interest on indebtedness, property management and leasing fees, payroll and related expenses, repair and maintenance expenses and depreciation. See Financial Statements, page S-3. All of the properties owned and operated by Registrant are set forth in Item 2.

     Registrant's properties taken as a whole are leased to large numbers of lessees and Registrant is not dependent upon any single lessee, the loss of which would have a material adverse effect on Registrant. Due to the nature of the Registrant's business, Registrant has only one identifiable market segment, has no new products, uses no raw materials, owns no patents, trademarks, licenses, franchises or concessions and expends no sums for research and development. No material portion of Registrant's business is seasonal in nature.

     Registrant's needs for working capital are similar to those of other owners and operators of commercial real property and, generally, are provided for with cash generated from operations and, in some cases, borrowings.

     Each property owned by Registrant competes with real properties of similar function and quality in its geographic vicinity. Commercial rental properties within a given geographic area tend to compete on the basis of location, amenities and price. Demand for commercial rental space is also dependent upon economic conditions prevailing in the particular geographical area and the quantity of suitable space in such area.

     Registrant employs approximately 150 people who handle maintenance of its properties. All of the Registrant's other operating functions, which consist primarily of property leasing and property management services, are performed by Helmsley-Spear, Inc. or affiliates of Helmsley-Spear, Inc., which entities may be deemed to be affiliates of Registrant. Management fees and leasing commissions charged by Helmsley-Spear, Inc. aggregated approximately $2,330,400 in 1996, $2,362,700 in 1995 and $2,228,000 in 1994. Additionally, Registrant
purchases some of its maintenance supplies and materials from Deco Purchasing Co., Inc. ("Deco"), affiliate of one of its partners. Such purchases aggregated approximately $23,000 in 1996, $13,000 in 1995 and $14,000 in 1994. Registrant
believes that such services and products are supplied at prices that approximate those that would be available from non-affiliates. See Item 13.

2. Properties.

     General. At December 31, 1996, Registrant owned fee titles to, or leasehold estates in, twelve commercial properties, a 50% interest in one commercial property, a 73-1/3% beneficial interest in another commercial property and fee title to two unimproved real properties (collectively, the "Properties"). The Properties are located in New York, New York; Chicago, Illinois; Midland, Texas; Houston, Texas; and Newark, New Jersey. The Properties have a total rentable area of approximately 4,914,000 square feet.

     Substantially all of the commercial Properties have modern lobby facilities and automatic self-service elevators. The Registrant takes a depreciation deduction for tax purposes on the buildings, building improvements and tenant improvements on its properties. See Schedule III of the Financial Statements included elsewhere herein.

     The table below sets forth a description of each of the Properties owned by Registrant on December 31, 1996, its location, types of ownership and rentable area in square feet.


                                                                                       Total
                                                                                       Rentable
                                                                                       Area
Property                             Description              Ownership                (Sq. Ft.)
--------                             -----------              ---------                ---------
New York, New York

1440 Broadway                       25-story office          Fee                       690,000
                                    bldg.

261 Fifth Avenue                    25-story office          Fee                       402,000
                                    bldg.

245 Fifth Avenue                    26-story office          Fee                       287,000
                                    bldg.

Marbridge Building                  11-story office          50% of Fee                357,000
(1328 Broadway)                     bldg.

Mojud Building                      5-story loft             Fee                       181,000
(Long Island City)                  building

Chicago, Illinois

One LaSalle Bldg.                   49-story office          Fee                       491,000
(1 N. LaSalle St.)                  bldg.

360 No. Michigan Avenue Bldg.       21-story office          Leasehold (lease          259,000
(360 No. Michigan Ave.)             bldg.                    expires 4/30/2058)

One N. Dearborn Bldg.               17-story office          Fee and Leasehold         938,000
                                    bldg.                    (2 leases expire
                                                             3/31/2020 and
                                                             3/31/2077)

59 E. Van Buren Bldg.               27-story office          Fee                       182,000
                                    bldg.


6 N. Michigan Ave.                  21-story office          73-1/3% beneficial        223,000

                                                                                       Total
                                                                                       Rentable
                                                                                       Area
Property                             Description              Ownership                (Sq. Ft.)
--------                             -----------              ---------                ---------
Texas

Midland Savings Bldg.               14-story office          Fee                       167,000
(Midland)                           bldg. (currently
                                    vacant)(1)

Edgewood Shopping Center            Unimproved               Fee                           --
(Houston)                           Land

Bellway Shopping Center             Unimproved               Fee                           --
(Houston)                           Land

New Jersey

Raymond Commerce Bldg.              37-story office          Leasehold (lease          359,000
(1180 Raymond Blvd.,                bldg.                    expires 12/31/03)
Newark)

570 Broad Street (Newark)           14-story office          Fee                       190,000
                                    bldg.(2)

Federal Trust Bldg. (24             20-story office          Fee                       188,000
Commerce St., Newark)               bldg. and 7-story
                                    office bldg.

--------------------
(1) Registrant is not attempting to rent space in such building since it does not believe that the building can be operated profitably under current market conditions. Such property is not material to Registrant's operations.

(2)  Vacated by sole tenant during 1996.

     Additional Property Information. Four of Registrant's properties individually account for 10% or more of its total assets or revenues at December 31, 1996. Such properties are referred to above as 1440 Broadway, New York, New York; 261 Fifth Avenue, New York, New York; One North Dearborn, Chicago, Illinois and One North LaSalle, Chicago, Illinois.

     The estimated occupancy rate for the Registrant's 1440 Broadway property for 1996, 1995, 1994, 1993 and 1992 was approximately 61%, 73%, 70%, 71% and
73%, respectively. The average annual base rent per leased square foot at such property was approximately $28.10 in 1996, $23.94 in 1995, $24.57 in 1994 and $24.85 in 1993.

     The estimated occupancy rate for the Registrant's 261 Fifth Avenue property for 1996, 1995, 1994, 1993 and 1992 was approximately 80%, 78%, 72%, 74% and
82%, respectively. The average rental per square foot at such property was approximately $21.28 in 1996, $21.25 in 1995, $20.49 in 1994 and $20.70 in 1993.

     The estimated occupancy rate for the Registrant's One North Dearborn property for 1996, 1995, 1994, 1993 and 1992 was approximately 47%, 54%, 62%,
68% and 77%, respectively. The average rental per square foot at such property was approximately $16.25 in 1996, $16.44 in 1995, $16.47 in 1994 and $18.47 in
1993.

     The estimated occupancy rate of Registrant's One North LaSalle property for 1996, 1995, 1994, 1993 and 1992 was approximately 58%, 54%, 56%, 56% and 62%, respectively. The average rental per square foot at such property was approximately $11.80 in 1996, $13.80 in 1995, $13.69 in 1994 and $17.37 in 1993.

     Registrant's 1440 Broadway property is a 25 story commercial office building in midtown, Manhattan. Two separate tenants occupy 10% or more of the rental area of such building, both of which are clothing retailers. The rental per annum of one clothing retailer is

$4,641,000 and its lease expires on December 31, 1999, subject to two consecutive five year renewal options to 2004 and 2009 at then prevailing market rentals. The rental per annum of the other clothing retailer is $2,349,000 per year and such lease expires on May 31, 1998, with no renewal options.

     Registrant's 261 Fifth Avenue property is a 25 story building located in midtown Manhattan. No single tenant of such property occupies 10% or more of the rentable area of such property.

     Registrant's One North Dearborn property has one tenant that occupy 10% or more of the rentable area of such property, a commercial bank. Effective January 31, 1997 a portion of the space with an annual rental of $425,000 was vacated. The remaining portion of the bank's space, with an annual rental of $4,341,000, has a portion expiring January 31, 2000 and a portion expiring April 30, 2000 without any renewal options.

     Registrant's One North LaSalle property has one tenant, a commercial bank, that leases 10% or more of the rentable area of such property. Such tenant's annual rental is $1,480,000 per year and the lease expires on December 31, 2000, without renewals.

     The Chicago and New York commercial real estate markets are highly competitive. In recent years, this has resulted in reduced occupancy rates and lower rentals per square foot at Registrant's properties in these cities. Although this trend is anticipated to continue, Registrant believes that rental rates remain high enough to operate these properties profitably for the foreseeable future, although there can be no assurances in this regard.

     The following table sets forth certain information concerning lease expirations for the Registrant's principal properties at December 31, 1996:

                                  1440 Broadway

                        Number of           Total Leased                               % of
                     Tenants whose             Area in                             Gross Annual
     Year          lease will expire         Square Feet       Annual Rental          Rental
     ----          -----------------         -----------       -------------          ------
     1997                  10                   11,377          $   305,580             2.6%
     1998                  14                  102,172            2,962,776            25.2%
     1999                   7                  181,742            4,858,224            41.4%
     2000                   3                    2,587               56,220             0.5%
     2001                   2                   23,641              806,556             6.9%
     2002                   1                    1,789               37,569             0.3%
     2003                   1                      318               26,669             0.2%
     2004                   1                    2,000              230,772             2.0%
     2005                   4                   13,884              873,966             7.4%
 2006 or later              2                   78,206            1,578,612            13.4%
                           --                  -------          -----------           ------
    Totals                 45                  417,716          $11,736,944           100.0%
                           ==                  =======          ===========           ======

                                      -12-

                                261 Fifth Avenue



                        Number of           Total Leased                               % of
                     Tenants whose             Area in                             Gross Annual
     Year          lease will expire         Square Feet       Annual Rental          Rental
     ----          -----------------         -----------       -------------          ------
    1997                   24                   70,436          $1,566,192             23.6%
    1998                    8                   33,254             560,736              8.4%
    1999                   14                   55,706           1,215,312             18.3%
    2000                   11                   29,570             647,268              9.7%
    2001                   10                   38,837             890,340             13.4%
    2002                    6                   23,813             512,580              7.7%
    2003                    1                    5,777             121,028              1.8%
    2004                    2                   27,282             518,076              7.8%
    2005                    1                   10,322             221,551              3.3%
2006 or later               1                   17,225             390,246              5.9%
                           --                  -------          ----------            ------
   Totals                  78                  312,222          $6,643,329            100.0%
                           ==                  =======          ==========            ======

                               One North Dearborn


                        Number of           Total Leased                               % of
                     Tenants whose             Area in                             Gross Annual
     Year          lease will expire         Square Feet       Annual Rental          Rental
     ----          -----------------         -----------       -------------          ------

    1997                   6                    135,544         $1,508,723             22.8%
    1998                   3                     12,311            567,430              8.6%
    1999                   1                        626             25,008              0.4%
    2000                   3                    252,841          4,217,664             63.7%
    2001                   0                          0                  0              0.0%
    2002                   1                      3,850            154,000              2.3%
    2003                   0                          0                  0              0.0%
    2004                   0                          0                  0              0.0%
    2005                   2                      2,480            152,412              2.3%
    2006 or la0er          0                         0
                          --                    -------         ----------            ------
  Totals                  16                    407,652         $6,625,237            100.0%
                          ==                    =======         ==========            ======


                                One North LaSalle

                        Number of           Total Leased                               % of
                     Tenants whose             Area in                             Gross Annual
     Year          lease will expire         Square Feet       Annual Rental          Rental
     ----          -----------------         -----------       -------------          ------
     1997                  21                     37,563           630,828             21.0%
     1998                  10                     22,616           353,706             11.4%
     1999                  15                     37,723           320,856             10.4%
     2000                   4                    154,400         1,620,684             52.4%
     2001                   1                      2,638            42,576              1.4%
     2002                   1                      2,597            34,774              1.1%
     2003                   0                          0                 0              0.0%
     2004                   0                          0                 0              0.0%
     2005                   0                          0                 0              0.0%
     2006 or later          1                      4,626            69,384              2.2%
                           --                    -------        ----------            ------
         Totals            52                    262,163        $3,092,808            100.0%
                           ==                    =======        ==========            ======

3. Legal Proceedings.

     There are no material pending legal proceedings to which Registrant is a party or of which any of Registrant's property is the subject.

4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of holders of PPIs at a meeting or otherwise during the fourth quarter of 1996.

                                     PART II

5. Market for the Registrant's Participation Interests and Related Security Holder Matters.

     As discussed above, Registrant is a limited partnership. Participations in Limited Partnership Interest or "PPIs", which represent the beneficial interest of the Registrant's sole Limited Partner, are traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotations System ("NASDAQ") under the symbol "IVPA." There is no regular market for these securities and quotations are limited and sporadic.

     The range of high and low closing bid quotations for PPIs in the over-the-counter market for the two most recent years were as follows:

                             1996                               1995
                     --------------------               --------------------
                     High             Low               High             Low
                     ----             ---               ----             ---
First Qtr.            36              33                46               38
Second Qtr.           46              32                46               35
Third Qtr.            45              39 1/2            41               30
Fourth Qtr.           45 1/4          36 1/2            37               30

     The foregoing over-the-counter quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     As of December 31, 1996, there were 651 holders of record of Participation Interests.

     Pursuant to the Limited Partnership Agreement, Registrant is required to make certain cash distributions to holders of Participation Interests. Net operating revenues for each calendar year are distributable to the partners of Registrant as follows:

                  General Partners (as a group):                  1.5%
                      Harry B. Helmsley*
                      Irving Schneider
                      Helmsley-Noyes Company, Inc.
                      Minlyn, Inc.

                  Special Limited Partners (as a group):         48.5%
                      Leona M. Helmsley
                      Irving Schneider

                  Limited Partner (nominee for
                  holders of Partnership
                  Participation Interests):                      50.0%

--------------------
* Mr. Helmsley died on January 4, 1997.

     The Limited Partner is the nominee for the holders of Participation Interests and all distributions to the Limited Partner are distributed ratably to the holders of 820,000 Participation Interests. If with respect to any calendar year the Limited Partner's distributive share (computed on the same basis as that used in preparing Registrant's Federal income tax return) of income (loss), plus one-half of such partner's distributive share of long-term capital gains, exceed the net operating revenue allocated to the Limited Partner as referred to in the preceding paragraph, then Registrant must also distribute additional funds in an amount equal to such excess to the holders of Participation Interests. If Registrant does not have funds for such distribution (from cash on hand or borrowings), the Partnership Agreement obligates the General Partners to lend or contribute funds to Registrant for such purpose.

     In 1996, Registrant had "net operating revenues" (as defined) of $8,342,911, of which $5,241,297 in the aggregate (or $6.39 per Participation Interest, $.53 of which, for financial reporting purposes, represents a return of capital) was distributed to the holders of record as of December 31, 1996 of Participation Interests. An aggregate of $5,241,297 in respect of 1996 net operating revenues is required to be distributed to the Special Limited Partners and General Partners identified above. The Special Limited Partners have deferred receipt of their distributions in respect of net operating revenues for 1994, 1995 and 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In 1995, Registrant had net operating revenues of $9,857,034, of which $5,203,216 was distributed to holders of Participation Interests (or $6.35 per Participation Interest, $.50 of which, for financial reporting purposes, represented a return of capital) and the same aggregate amount, receipt of which has been deferred, is distributable to the Special Limited Partners and General Partners. See "Management's Discussion and Analysis of Financial Condition, Results of Operations -- Liquidity and Capital Resources."

     "Net operating revenues" is defined in Registrant's partnership agreement as follows: for any year, (i) net taxable income of the Registrant, plus (ii) depreciation and amortization expenses allowable for income tax purposes during such year (but only to the extent of mortgage repayments), (iii) plus amortization of Bond issuance costs and Bond discount (which is not relevant after 1994), (iv) plus amortization of financing costs, (v) less principal repayments on mortgages. Because certain of Registrant's properties are fully depreciated for tax purposes, the net operating revenues of Registrant in recent years has exceeded cash available for distribution to Registrant's partners. This trend is anticipated to continue. Consequently, Registrant may have to borrow additional funds or sell properties to fund such distributions of net operating revenues in the future. In addition, Registrant's Special Limited Partners and General Partners have deferred receipt of their portion of 1994, 1995 and 1996 net operating revenues. See "Item 7 below."

6. Selected Financial Data.

                               1996          1995         1994           1993         1992
                               ----          ----         ----           ----         ----
Income Statement
Data

Gross revenues from        $52,216,081   $53,879,055   $52,739,194   $55,663,069   $57,905,539
real estate

Income before                8,452,069     9,331,341     8,702,453     9,369,900     8,949,453
extraordinary credit
transferred to Partners'
capital accounts

Extraordinary credit -            --            --            --            --           2,473
Income arising from
repurchase of 9%
Junior Mortgage
Bonds

Net Income transferred       8,452,069     9,331,341     8,702,453     9,369,900     8,951,926
to Partner's capital
accounts

Net operating                8,342,911     9,857,034    10,212,572    11,406,150    11,626,046
revenues, as defined

Net income per
Participation Interest:

Income before                   5.8636        5.8446        5.4269        6.6122        6.2048
extraordinary credit

Extraordinary credit              --            --            --            --           .0015
                           -----------   -----------   -----------   -----------   -----------

Net Income                 $    5.8636   $    5.8446   $    5.4269   $    6.6122   $    6.2063

Balance Sheet Data

Total assets               $55,521,358   $55,061,349   $55,524,560   $54,562,430   $57,902,637

Mortgages payable          $40,314,558   $43,363,342   $46,408,730   $43,656,775   $46,721,651

9% Junior Mortgage                --            --            --     $10,750,000   $16,750,000
Bonds

Chase Interim Loan                --            --            --     $ 6,000,000          --

Affiliate Loans            $18,000,000   $18,000,000   $18,000,000          --            --


7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Liquidity and Capital Resources:

     Historically, Registrant's income for operations has been sufficient to provide for its expenses. From time to time, however, Registrant has borrowed funds to meet its short term liquidity needs. Registrant believes that its properties are not overly leveraged and that, under normal market conditions, it will be able to obtain additional financing as needed. Alternatively, Registrant may sell assets to discharge its obligations. On February 4, 1997, Registrant announced that it was offering its commercial properties for sale. There can be no assurances, however, that a sale will be concluded.

     Registrant is required to make certain cash distributions to its Partners for each year. See "Item 5." Distributions to holders of Participation Interests in respect of 1994, 1995 and 1996 net operating revenues were provided for with cash from operations. The General and Special Limited Partners have deferred receipt of their portion of distributions in respect of 1994, 1995 and 1996 net operating revenues. Registrant believes that distributions to holders of Participation Interests of net operating revenues for 1996 will be provided for with cash from operations. Registrant also believes that the General and Special Limited Partners will, if necessary, defer receipt of their entitlement to 1997 net operating revenues to accommodate the Registrants liquidity needs. Registrant does not know, however, whether or not such persons will make additional loans to the Registrant to finance such distributions. Registrant anticipates satisfying its working capital requirements for 1997 generally through cash from the operations and additional short-term borrowings or mortgage refinancings and/or the sale of properties.

     Net cash provided by operating activities was approximately $12.8 million in 1996 as compared to $11.2 million in 1995 and $11.6 million in 1994. For the year ended December 31, 1996, such higher levels were primarily attributable to lower operating expenses. Net cash used in financing activities was approximately $8.3 million in 1996 as compared to $8.4 million in 1995 and $6.9 million in 1994. Net cash used in investing activities was approximately $2.4 million in 1996 as compared to $3.8 million in 1995 and $3.0 million in 1994. Mortgages payable decreased to approximately $40.3 million in 1996 as compared to $43.4 million in 1995 and approximately $46.4 million at the end of 1994, primarily due to scheduled mortgage principal payments.

     On November 30, 1994, Registrant borrowed $6,000,000 from Irving Schneider, a General Partner of Registrant, and $12,000,000 from an affiliate of Harry B. Helmsley, also a General Partner pursuant to the Affiliate Loans. The Affiliate Loans bear interest at the rate announced from time to time by Chase as its "prime rate" and are due and payable on demand. The proceeds of the Affiliate Loans were used by Registrant (i) to prepay indebtedness owed to Chase in the amount of $10,750,000 (which amount Chase subsequently readvanced to Registrant in connection with the Letter of Intent as defined below); (ii) to pay the outstanding accrued interest on the Bonds due on December 1, 1994 in the amount of $484,000; (iii) to pay outstanding distribution obligations to the Special Limited Partners in respect of 1993 net operating revenues, which were past due since March 31, 1994 in the amount of $5,317,000;

and (iv) to reduce a portion of Registrant's accounts payable to trade creditors by approximately $1,449,000.

     On December 1, 1994, Chase loaned $10,750,000 to Registrant, which funds were used by Registrant to repay the Bonds in full on such date. Chase also agreed to extend the final maturity date of Registrant's mortgage loans relating to three of its New York properties and to its One North Dearborn and One LaSalle buildings in Chicago (collectively, the "Chase Loans") from January 2, 1995 to January 2, 1997. On April 25, 1995, Registrant and Chase entered into definitive agreements providing for the extension of the maturity of the Chase Loans and the cross collateralization and the defaults among the properties that secure the Chase Loans. The maturity of the Chase Loans has been extended to January 2, 1998.

     Registrant has agreed with its lender to invest at least $1,000,000 in 1997 at its 1440 Broadway property in New York. See "Business". Registrant has no present material commitments for any other capital expenditures in excess of normal business requirements and does not anticipate incurring any such commitments through 1997.

     The charges to operations for depreciation represent the allocation of historical costs and are significantly less than if they were based on the current cost to replace the Registrant's properties. Registrant, however, is prohibited by the Limited Partnership Agreement from replacing its properties.

     Seven of Registrant's properties are encumbered by first mortgages, six of which require payments of interest at variable rates. Consequently, if interest rates on such variable rate mortgages were to increase, Registrant could have less funds available for distribution to holders of Participation Interests.

     Results of Operations:

1996 Compared to 1995

     Gross revenues from rentals (which included a $1 million lump sum payment from a tenant for early termination of its lease) for 1996 decreased approximately 3.2% as compared to 1995, primarily due to the following factors. Firstly, decreased occupancy rates at Registrant's Chicago and Newark properties have had an adverse affect on revenues. Secondly, Registrant terminated the ground lease at 744 Broad Street effective July 1, 1996 which resulted in a decline in revenue. Net income for 1996 decreased approximately $879,000 (approximately 10%) primarily due to the decrease in gross revenues mentioned above and a one time charge for loss on abandonment of real estate at 744 Broad Street, Newark, New Jersey. Other property expenses decreased by approximately $444,000 primarily as a result of a decrease in real estate taxes, decreased leasehold rentals paid by Registrant and lower interest on indebtedness.

     During 1996 approximately seventeen tenants in various properties with an aggregate annualized rental of approximately $255,964 vacated their premises prior to the expiration of their leases. In February 1996, the tenant which occupied 92% of the building located at 570 Broad Street, Newark, New Jersey notified management of its intention not to renew its lease which expired December 31, 1996. While leasing activity has recently been more active in New York, it remains relatively flat in Chicago and down in Newark. Tenants of Registrant have been able to negotiate lease renewals at rates lower than prior levels. Although Registrant anticipates continuing its practice of negotiating new leases and renewing others, Registrant believes more of its space may become vacant as a result of additional tenants going out of business, reducing their space requirements or relocating. In the competitive markets in which the Registrant's properties are located, it is often difficult to find acceptable replacement tenants, even at lower rents. These trends have adversely affected Registrant's results in 1996 and could continue to adversely affect Registrant's results in 1997. At December 31, 1996, Registrant did not have any receivables associated with such vacancies.

     For  1996   Registrant's   interest   expense   decreased   to   $4,879,233
(approximately 10%), primarily due to lower levels of average outstanding indebtedness.

     Registrant's real estate tax expense in 1996 totalled $9,883,375, which represents a decrease of approximately 6% over amounts expensed in 1995. This decrease is attributable primarily to decreases in real estate assessments for certain of the properties. Registrant, under certain commercial leases, is able to pass a portion of the increases in real estate taxes, operating expenses and increases in the consumer price index to the tenants based on lease escalation clauses.

     Management fees decreased approximately 3% in 1996 as compared to 1995, primarily due to lower gross revenues from rentals. Depreciation expenses decreased approximately 1% in 1996 as compared to 1995, primarily due to the fact that certain of Registrant's properties became fully depreciated by 1995. Other operating expenses decreased approximately 2% in 1996, primarily due to lower property taxes and interest expense.

1995 Compared to 1994

     Gross revenues from rentals for 1995 increased approximately 2.2% as compared to 1994, primarily due to the receipt of $950,000 in connection with a settlement with a major tenant at one of the Registrant's Newark properties, which tenant vacated the premises prior to its scheduled lease expiration. Net income for 1995 increased approximately $628,888 primarily due to the increase in gross revenues mentioned above. Other property expenses increased $562,234 primarily as a result of an increase of utilities expense of approximately $385,384.

     During 1995 approximately 25 tenants in various properties with an aggregate annualized rental of approximately $754,000 vacated their premises prior to the expiration of their leases. Although Registrant anticipates continuing its practice of negotiating new leases and renewing others, Registrant believes more of its space may become vacant as a result of additional tenants going out of business, reducing their space requirements or relocating. In the competitive markets in which the Registrant's properties are located, it is often difficult to find acceptable replacement tenants, even at lower rents. These trends have adversely affected Registrant's results in 1995 and could continue to adversely affect Registrant's results in 1996. At December 31, 1995, Registrant did not have any receivables associated with such vacancies.

     For  1995   Registrant's   interest   expense   increased   to   $5,394,017
(approximately 14.9%), primarily due to higher levels of average outstanding indebtedness.

     Registrant's real estate tax expense in 1995 totalled $10,496,407, which represents a decrease of approximately 7.8% over amounts expensed in 1994. This decrease is attributable primarily to decreases in real estate assessments for certain of the properties. Registrant, under certain commercial leases, is able to pass a portion of the increases in real estate taxes, operating expenses and increases in the consumer price index to the tenants based on lease escalation clauses.

     Management fees decreased approximately 3.1% in 1995 as compared to 1994, primarily due to lower gross revenues from rentals. Depreciation expenses decreased approximately 8.9% in 1995 as compared to 1994, primarily due to the fact that certain of Registrant's properties became fully depreciated by 1994. Other operating expenses increased approximately 4.8% in 1995. This increase is attributable primarily to higher utilities costs.

8. Financial Statements and Supplementary Data.

     The response to this Item is submitted in a separate section of this report.

9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

       None.

                                    PART III

10. General Partners of the Registrant. (a) (b) Identification of General Partners.

     Registrant is a limited partnership. It does not have directors or executive officers. The information set forth below is provided with respect to the General Partners of the Registrant, who may be considered to occupy positions equivalent to directors or executive officers. There is no specific term of office for any General Partner of the Registrant. Each General Partner has served in such capacity since December 4, 1969.

     The names, ages, and business experience during the past five years of the two individual General Partners of the Registrant, including their principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupations and employment were carried on, is as follows:

     Irving Schneider - 77; Executive Vice President of Helmsley-Spear, Inc. Mr. Schneider has been in the real estate business for over 50 years and owns and operates, individually or through partnerships, numerous real estate investments.

     Helmsley-Noyes Company, Inc. (formerly Charles F. Noyes Company, Inc.), was incorporated in 1926. It is a major real estate management firm in New York City, managing approximately 25 properties. It is owned by Helmsley Enterprises, Inc., which in turn is wholly-owned by the Harry B. Helmsley Revocable Trust, of which Leona M. Helmsley is the beneficiary.

     Minlyn, Inc. was formed in 1968. All of its stock is owned by Mr. Schneider. There is no family relationship between the two individual General Partners. Mr. Schneider is a director of Reliance Group Holdings, Inc., and Reliance Insurance Company.

     Harry B. Helmsley was a General partner of Registrant until his death on January 4, 1997.

11. Executive Compensation.

     (a) General,  (b) Summary Compensation Table, (c) Options/SAR Grants Table,
(d) Aggregate  Option/SAR  Exercises and Fiscal Year-End Option/SAR Value Table,
(e) Long-Term  Incentive  Plan ("LTIP")  Awards  Table,  (f) Defined  Benefit or
Actuarial Plan Disclosure, (g) Compensation of Directors, (h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements, (i) Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions.

     Registrant is a limited partnership. It does not have officers, executive officers or directors. The information set forth below is provided with respect to the General Partners and the Special Limited Partners of the Registrant, who may be considered to act in capacities similar to directors, or perform policy-making functions similar to those of executive officers or officers in charge of a principal business unit, division or function.

     Paragraph 11A(3) of the Limited Partnership Agreement provides for certain guaranteed payments to be made to the General Partners and Special Limited Partners of Registrant equal to 8-3/4% per annum of their "Remaining Original Cash Contribution." The Remaining Original Cash Contribution is $1,500,000, less the cumulative amounts distributed to the General Partners and Special Limited Partners from time to time in respect of the net proceeds of the sale of Registrant's properties. The Remaining Original Cash Contribution as of December 31, 1996 was $1,160,000 For the fiscal years ended December 31, 1996 and December 31, 1995, Registrant paid or accrued, pursuant to such paragraph 11A(3), guaranteed payments to the General and Special Limited Partners in an aggregate amount of $101,500 as follows: Harry B. Helmsley - $67,566, Irving Schneider - $33,732, Helmsley-Noyes Company, Inc. - $101, and Minlyn, Inc. - $101.

     Under the terms of the Limited Partnership Agreement, since January 1, 1973, the General Partners are entitled to receive an annual payment equal to 1/2% of the gross operating income of Registrant. During the fiscal year ended December 31, 1996, Registrant accrued in connection with such annual payments an aggregate of $261,499 as follows: Harry B. Helmsley - $165,618, Irving Schneider
- $78,449, Helmsley-Noyes Company, Inc. - $8,716 and Minlyn, Inc. - $8,716. During the fiscal year ended December 31, 1995, Registrant accrued in connection with such annual payments an aggregate amount of $267,919 as follows: Harry B. Helmsley - $169,682, Irving Schneider - $80,379, Helmsley-Noyes Company, Inc. - $8,929 and Minlyn, Inc. - $8,929. The total accrual to the General Partners and their affiliates in 1996 and 1995 in respect of their Original Cash Contribution and right to 1/2% of gross operating income were as follows: Harry B. Helmsley and his affiliate is $411,896 and $246,278, respectively; Irving Schneider and his affiliates - $201,588 and $123,139, respectively. Mr. Schneider also is entitled to receive distributions of net operating revenues in his capacity as Special Limited Partners. See "Item 5" above.

     The Registrant does not provide any compensation to the General Partners or the other persons in the form of option or stock appreciation right grants, long-term incentive plans, or a defined benefit or actuarial plans. The Registrant has no standard arrangements for payment of fees General Partners (other than for their interest as General Partners, as described above), or employment contracts or change-in-control arrangements.

12.  Security Ownership of Certain
     Beneficial Owners and Management.

     (a) Registrant is a limited partnership. Except to the extent set forth below, it does not have voting securities. The right to control the business of Registrant is vested in the General Partners of Registrant by virtue of provisions of Paragraph 20A of the Limited Partnership Agreement and Article 8 of the New York Partnership Law.

     Paragraph 31 of the Limited Partnership Agreement provides for modification or amendments of the Limited Partnership Agreement upon obtaining the consents or affirmative votes of specified percentages of the General Partners, the Special Limited Partners, and the Limited Partners, each voting as a class. To the extent that the General Partnership Interests, the Special Limited Partnership Interests, and the Participation Interests are considered as voting securities by virtue of the provisions of said Paragraph 31, the following information is provided as to holders of 5% or more of each such class of securities at December 31, 1996:

                                                       Amount and
                                                       Nature of
                         Name and Address of           Beneficial       Percent
Title of Class           Beneficial Owner              Ownership        of Class
--------------           ----------------              ---------        --------
General Partnership      Harry B. Helmsley               --             63.33(1)
Interests                36 Central Park So.           Direct (4)
                         New York, New York

                         Irving Schneider                --             30.00(1)
                         880 Fifth Avenue              Direct (4)
                         New York, New York

Special Limited          Leona M. Helmsley               --             66.66
Partnership Interest                                   Direct (4)

                                                       Amount and
                                                       Nature of
                         Name and Address of           Beneficial       Percent
Title of Class           Beneficial Owner              Ownership        of Class
--------------           ----------------              ---------        --------
                         Irving Schneider                --             33.34
                                                      Direct (4)

Participation            Leona M. Helmsley            258,877           31.57(2)
Interests                Direct (2)

                         Harry B. Helmsley            23,500             2.87(3)
                                                      Indirect (3)

                         Irving Schneider             90,095            10.99
                                                      Direct (5)

                         John D. and Catherine T      87,000            10.61
                         MacArthur Foundation c/o     Direct
                         Cyrus Smith
                         Chief Financial Officer
                         Foundation Land Company
                         4176 Burns Road
                         Palm Beach Garden, FL
                         33410-4653
---------------
(1)  The   remaining   6.67%  of  General   Partnership   Interests  are  owned,
     beneficially and of record, by Helmsley-Noyes Company, Inc., 22 Cortlandt Street, New York, New York and Minlyn, Inc., 60 East 42nd Street, New York, New York. See Item 10 hereof as to ownership of said corporations.

(2) Leona M. Helmsley is the spouse of Harry B. Helmsley who died on January 4, 1997. Above amount excludes the 23,500 PPIs that were owned beneficially by Mr. Helmsley.

(3) Includes: 4,000 PPIs held by Helmsley-Noyes Company, Inc. (.5%), a company owned by Helmsley Enterprises, Inc., which in turn is wholly-owned by the Harry B. Helmsley Revocable Trust, under agreement dated December 13, 1989; 13,000 PPIs held by HBH Holdings Corp. (1.6%) and 6,500 PPIs held by Park Lane Hotel, Inc. (.8%). See Item 10 hereof as to ownership of Helmsley-Noyes Company, Inc. HBH Holdings Corp. and Park Lane Hotel, Inc. are wholly-owned by Helmsley Enterprises, Inc. Mrs. Helmsley is the executor of the estate of Harry B. Helmsley and is the beneficiary of the Revocable Trust. Consequently, Mrs. Helmsley may be deemed to be the beneficial owner of such securities.

(4) The General Partnership Interests and the Special Limited Partnership Interests have the rights set forth in the Limited Partnership Agreement and are not reflected in any number or amount of securities issued by Registrant. Mr. Helmsley died on January 4, 1997.

(5) Does not include 31,960 Participation Interests owned by Mr. Schneider's daughters (3.9%).

     (b) Registrant is a limited partnership. It does not have directors and officers. The following table sets forth the amount and nature of the beneficial ownership at December 31, 1996 of Registrant's three classes of partnership interests by its two individual General Partners and by all its General Partners as a group:

                                                    Amount and
                                                    nature of
                           Name and Address of      Beneficial       Percent
Title of Class             Beneficial Owner         Ownership        of Class
--------------             ----------------         ---------        --------
General Partnership        Harry B. Helmsley        --                 63.33
Interests                  36 Central Park So.      Direct (3)
                           New York, NY

                           Irving Schneider         --                 30.00
                           880 Fifth Avenue         Direct (3)
                           New York, NY

                           As a group                                 100.00 (1)

Special Limited            Leona M. Helmsley        --                 66.66
Partnership Interests                               Direct (3)

                           Irving Schneider         --                 33.34
                                                    Direct (3)

                           As a group                                 100.00

Participation Interests    Harry B Helmsley         23,500              2.87
                                                    Indirect (2)(5)

                           Irving Schneider         90,095             10.99
                                                    Direct (4)

                           As a group               113,595(2)(4)      13.86(2)
                                                                        (4)

---------------
(1) The remaining 6.67% of General Partnership Interests are owned, beneficially and of record, by Helmsley-Noyes Company, Inc., 22 Cortlandt Street, New York, New York and Minlyn, Inc.; 60 East 42nd Street, New York, New York. See Item 10 hereof as to ownership of said corporations.

(2) Includes: 4,000 PPIs held by Helmsley-Noyes Company, Inc. (.5%), a company owned by Helmsley Enterprises, Inc., which in turn is wholly-owned by the Harry B. Helmsley Revocable Trust, under agreement dated December 13, 1989; 13,000 PPIs held by HBH Holdings Corp. (1.6%) and 6,500 PPIs held by Park Lane Hotel, Inc. (.8%). HBH Holdings Corp. and Park Lane Hotel, Inc. are wholly-owned by Helmsley Enterprises, Inc. Mrs. Helmsley is the executor of the estate of Harry B. Helmsley and is the beneficiay of the Revocable Trust. Consequently, Mrs. Helmsley may be deemed to be the beneficial owner of such securities.

(3) The General Partnership Interests and the Special Limited Partnership Interests have the rights set forth in the Limited Partnership Agreement and are not reflected in any number or amount of securities issued by Registrant. Mr. Helmsley died on January 4, 1997.

(4) Does not include 31,960 Participation Interests owned by Mr. Schneider's daughters (3.9%).

(5)  Does  not  include  258,877  Participation  Interests  owned  by  Leona  M.
     Helmsley.

 13.  Certain Relationships and Related
      Transactions.

     (a) Transactions with Management and Others.

     (b) Certain Business Relationships.

     As set forth in Item 11(a) above, during the year ended December 31, 1996 Registrant paid certain fees and certain guaranteed payments to each of its corporate General Partners, Helmsley-Noyes Company, Inc. and Minlyn, Inc., pursuant to the Limited Partnership Agreement. See Item 10 hereof as to the ownership of said corporations.

     Helmsley-Spear, Inc., either directly or through various subsidiaries, acts as managing agent of the Properties. For such management and leasing brokerage services, Helmsley-Spear, Inc. charged Registrant the aggregate sum of approximately $2,330,429 during the fiscal year ended December 31, 1996. Leasing commissions charged by Helmsley-Spear,

Inc. are based upon varying percentages of the annual rent paid by tenants obtained by Helmsley-Spear, Inc. Property management fees charged by Helmsley-Spear, Inc. are based upon negotiated amounts that are believed to be below market rate. Leasing fees and property management fees charged by Helmsley-Spear, Inc. to Registrant are believed to be, from Registrant's perspective, on a basis that approximate those that would be available to Registrant from non-affiliates at arm's-length. Mr. Helmsley, a General Partner of the Registrant, is the indirect owner of substantially all of the capital stock of Helmsley-Spear, Inc. and Mr. Schneider is a stockholder of Helmsley-Spear, Inc. and is the Executive Vice President of that company. The amount of the commissions paid for such services is believed by Registrant to be no more than the amount which Registrant would be required to pay to unrelated parties performing such services.

     Registrant purchases some of its maintenance supplies and materials from Deco Purchasing Co. Inc., an affiliate of one of its partners. During 1994, Registrant also borrowed $18 million from Irving Schneider and an affiliate of Harry Helmsley pursuant to the Affiliate Loans. See Item 1(a) above.

     (c)  Indebtedness of Management.
          None.


                                     PART IV

14.  Exhibits, Financial Statement
     Schedules, and Reports on Form 8-K.

     (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

     (a) (3) Exhibits. Subject to Rule 12b-32 of the Securities Act of 1934 regarding incorporation by reference, listed below are the exhibits which are filed as part of this report (according to the numbers assigned to them in Item 601 of Regulation S-K):

      (3) (i) Registrant's Limited Partnership Agreement dated as of May 15, 1969, as amended on October 2, 1969 October 31, 1969, and December 3, 1969 is hereby incorporated by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to Registration Statement No. 2-33132 which was declared effective by the SEC on December 4, 1969.

      (10.1) Management Agreement dated May 20, 1969 between Helmsley-Spear, Inc. and Registrant is hereby incorporated by reference to
               Exhibit 12.1 to Registration Statement No. 2-33132. The leasing commissions and management fees currently being charged to the Registrant are consistent with the rates generally charged in the areas where the properties are located.

      (10.2) Forms of Promissory Notes, dated November 30, 1994, evidencing the Affiliate Loans is hereby incorporated by reference to
               Exhibit 10.2 of Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

      (b)      Reports  on Form 8-K filed  during  the  period  covered  by this
               Report:

                       None.

      (c)      Exhibits -- None.

       d)      Financial  Statement Schedules -- The response to this portion of
               Item 14 is submitted as a separate section of this report.

     (27) Financial Data Schedule

                           Annual Report On Form 10-K

                      Item 14(A)(1) And (2) And Item 14(D)

          List Of Financial Statements And Financial Statement Schedule

              Financial Statements And Financial Statement Schedule

                           Year Ended December 31,1996

                        Investment Properties Associates
                        (A New York Limited Partnership)

                               New York, New York

                        Investment Properties Associates
                        (A New York Limited Partnership)

         Index Of Financial Statements And Financial Statement Schedule

The following financial statements of Investment Properties Associates are included in Item 8:

                                                                         Page

Report of Independent Auditors............................................S-1
Balance Sheets - December 31, 1996 and 1995...............................S-2
Statements of Income - Years Ended December 31, 1996,
1995 and 1994.....................................................S-3 and S-4
Statements of Changes in Partners' Capital (Deficiency)-
Years Ended December 31, 1996, 1995 and 1994..............................S-5
Statements of Cash Flows - Years Ended December 31, 1996,
1995 and 1994.............................................................S-6
Notes to Financial Statements.....................................S-7 to S-16


The following financial statement schedule of Investment
Properties  Associates is included in Item 14(d):

Schedule III-Real Estate and Accumulated Depreciation...........S-17 and S-18

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been otherwise disclosed, and therefore have been omitted.

                         Report of Independent Auditors

Investment Properties Associates

We have audited the accompanying balance sheets of Investment Properties Associates (a New York Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital (deficiency) and cash flows for each of the years in the three year period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Properties Associates at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

New York, New York
April 2, 1997

                        Investment Properties Associates
                        (A New York Limited Partnership)

                                 Balance Sheets

                                                      1996              1995
                                                  ------------------------------
Assets
Real estate, at cost (Notes 3 and 5)              $138,214,361     $141,282,613
    Less accumulated depreciation and
       amortization                                 95,710,079       97,003,567
                                                  ------------------------------
                                                    42,504,282       44,279,040

Cash and cash equivalents                            5,187,591        3,090,409

Due from managing agent (Helmsley-
    Spear Inc.) including tenants'
    security deposit of $1,587,384
    (1996) and $1,398,781 (1995) (Note 6)            2,081,585        2,740,657

Receivables, principally for rentals                 1,443,576        1,282,917

Deferred Charges,  including  deferred
    leasing commissions of $3,225,134
    (Notes 8 and 9) (1996) and
    $3,470,607 (1995) (Note 6)                       4,304,324        3,668,320
                                                  ------------------------------
Total assets                                      $ 55,521,358     $ 55,061,349
                                                  ==============================

Liabilities and partners' capital (deficiency)
Accounts payable                                  $  2,755,221     $  2,529,484
Accrued real estate taxes                            4,630,585        4,564,270
Accrued interest                                       396,153          434,526
Distributions payable to General Partners,
   Special Limited Partners and Limited
     Partner (Note 9)                               20,889,097       15,609,719
Guaranteed payments due to General
   Partners, Special Limited Partners and
     Limited Partner (Note 7)                          393,000          384,420
Accrued leasing commissions and
    management fees due to Helmsley-
    Spear, Inc. (Note 6)                             1,216,015          514,839
Sundry and accrued liabilities                       1,830,035        2,759,273
Notes payable to related parties
   (Note 4)                                         18,000,000       18,000,000
Mortgages payable (Note 5)                          40,314,558       43,363,342

Deposits and rents received in advance of
   $96,613 (1996) and $103,007 (1995)                1,946,639        1,720,896
                                                  ------------------------------
Total liabilities                                   92,371,303       89,880,769
                                                  ------------------------------
Contingencies (Note 13)
Partners' Capital (Deficiency)
   (Notes 8 and 9)
       General Partners                             (8,388,913)      (7,597,996)
       Special Limited Partners                    (44,098,397)     (43,291,921)
       Limited Partner (represented by
         the equivalent of 820,000
         Participation Interests)                   15,637,365       16,070,497
                                                  ------------------------------
                                                   (36,849,945)     (34,819,420)
                                                  ------------------------------
Total liabilities and partners'
   capital (deficiency)                           $ 55,521,358     $ 55,061,349
                                                  ==============================

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                              Statements of Income

                                                   Year ended December 31,
                                              1996          1995        1994
                                         ---------------------------------------
Revenues:
Gross revenues from real estate (Note 12)  $52,216,081  $53,879,055  $52,739,194
Interest and other income                       74,663      109,309       68,674
                                           -------------------------------------
                                            52,290,744   53,988,364   52,807,868
                                           -------------------------------------

Expenses:
  Leasehold rentals (Note 11)                  929,787    1,258,903    1,265,265
  Real estate taxes                          9,883,375   10,496,407   11,386,800
  Interest, on mortgages and notes
     payable                                 4,879,233    5,394,017    4,693,669
  Management fees (Note 6)                   1,460,004    1,506,896    1,555,575
  Payroll and related expenses               5,208,172    5,379,123    5,164,684
  Repairs and maintenance expenses           3,530,972    2,964,873    2,469,067
  Other property expenses                   11,753,758   12,198,128   11,635,894
  Administrative expenses                      236,072      195,661      230,825
  Co-owners' share of (expense) income          53,766       75,638       34,671
  Depreciation and amortization of
     real estate                             3,447,071    3,487,384    3,827,709
  Amortization of leasing commissions        1,128,228    1,127,422    1,075,970
  Amortization of deferred expenses of
     issuance of 9% Junior Mortgage               --           --         19,739
     Bonds
  Amortization of discount on 9%
     Junior Mortgage Bonds                        --           --         75,978
  Amortization of mortgage
     refinancing costs                         184,266      188,152      286,273
                                           -------------------------------------
                                            42,694,704   44,272,604   43,722,119
                                           -------------------------------------
Income before items shown below              9,596,040    9,715,760    9,085,749
                                           -------------------------------------
Loss on abandonment of real estate (Note 3)    765,972         --          --
                                           -------------------------------------

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                        Statements of Income (continued)


                                            Year ended December 31,
                                    1996              1995             1994
                               -------------------------------------------------
Guaranteed payments
  required under the
  Limited Partnership
  agreement (Note 7):
To the Limited Partner           $   15,000       $   15,000        $   15,000
To General and Special
  Limited Partners                  101,500          101,500           101,500
To General Partners                 261,499          267,919           266,796
                                 ---------------------------------------------
                                    377,999          384,419           383,296
                                 ---------------------------------------------

Net income                       $8,452,069       $9,331,341        $8,702,453
                                 =============================================

Net income allocable as
follows: (Note 8)

General Partners                 $ (633,678)      $  136,162        $  127,572

Special Limited Partners          4,277,582        4,402,586         4,124,818

Limited Partner                   4,808,165        4,792,593         4,450,063
                                 ---------------------------------------------
                                 $8,452,069       $9,331,341        $8,702,453
                                 =============================================

Net Income Per Limited
  Partner Participation
  Interest (820,000 units
  outstanding):                  $   5.8636       $   5.8446        $   5.4269
                                 =============================================

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

             Statements of Changes in Partners' Capital (Deficiency)

                                                                                      Special
                                                                     General          Limited         Limited
                                                     Total          Partners          Partners        Partner
                                              ---------------------------------------------------------------------

 Partners' Capital (Deficiency)
   December 31, 1993                              $(31,942,988)    $(7,548,077)     $(41,677,865)    $17,282,954

 Distribution to General Partners,
   Special Limited Partners and
   Limited Partner (Note 9)                        (10,503,794)       (157,557)       (5,094,340)     (5,251,897)
 Net income for the year ended
   December 31, 1994                                 8,702,453         127,572         4,124,818       4,450,063
                                              -------------------------------------------------------------------
 Partners' Capital (Deficiency)
   December 31, 1994                               (33,744,329)     (7,578,062)      (42,647,387)     16,481,120

 Distribution to General Partners,
   Special Limited Partners and
   Limited Partner (Note 9)                        (10,406,432)       (156,096)       (5,047,120)     (5,203,216)
 Net income for the year ended
   December 31, 1995                                 9,331,341         136,162         4,402,586       4,792,593
                                              -------------------------------------------------------------------
 Partners' Capital (Deficiency)
   December 31, 1995                               (34,819,420)     (7,597,996)      (43,291,921)     16,070,497

 Distribution to General Partners,
   Special Limited Partners and
   Limited Partner (Note 9)                        (10,482,594)       (157,239)       (5,084,058)     (5,241,297)
 Net income for the year ended
   December 31, 1996                                 8,452,069        (633,678)        4,277,582       4,808,165
                                              -------------------------------------------------------------------
 Partners' Capital (Deficiency)
   December 31, 1996                              $(36,849,945)    $(8,388,913)     $(44,098,397)    $15,637,365
                                              ===================================================================


See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                            Statements of Cash Flows

                                                                      Year ended December 31,
                                                                1996          1995            1994
                                                            ------------------------------------------


Operating activities:
Net income                                                   $ 8,452,069   $ 9,331,341    $  8,702,453
Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                          4,759,565     4,802,958       5,285,669
Loss on abandonment of real estate                               765,972
Changes in operating assets and liabilities:
Due from managing agent                                          659,072      (501,119)        141,652
Receivables                                                     (160,659)       29,618        (377,287)
Deferred charges, net                                         (1,948,498)   (1,089,557)     (1,241,032)
Accounts payable                                                 225,737      (594,366)     (1,442,492)
Accrued real estate tax                                           66,315      (449,205)       (141,281)
Accrued interest                                                 (38,373)     (100,058)        188,086
Guaranteed payments due to General Partners
   Special Limited Partners and Limited Partner                    8,580         8,672         (11,702)
Accrued leasing commissions and management fees                  701,176       (29,374)       (379,131)
Sundry and accrued liabilities                                  (929,238)     (224,877)        767,080
Deposits and rents received in advance                           225,743         6,561          98,590
                                                             -----------------------------------------
Net cash provided by operating activities                     12,787,461    11,190,594      11,590,605
                                                             -----------------------------------------

Investing activities:
    Property improvements                                     (2,438,279)   (3,827,196)     (2,457,354)
    Land additions                                                  --            --          (502,032)
                                                             -----------------------------------------
Net cash used in investing activities                         (2,438,279)   (3,827,196)     (2,959,386)
                                                             -----------------------------------------

Financing activities:
Distributions of net operating revenues to General
  Partners, Special Limited Partners and Limited
  Partner                                                     (5,203,216)   (5,366,517)    (10,897,406)
Principal payments on mortgages payable                       (3,048,784)   (3,045,388)     (3,248,045)
Proceeds from short-term note                                       --            --        18,000,000
Repurchase of 9% Junior Mortgage Bonds                              --            --       (10,750,000)
                                                             -----------------------------------------
Net cash used in financing activities                         (8,252,000)   (8,411,905)     (6,895,451)
                                                             -----------------------------------------

(Decrease) increase in cash and cash equivalents               2,097,182    (1,048,507)      1,735,768

Cash and cash equivalents at beginning of year                 3,090,409     4,138,916       2,403,148
                                                             -----------------------------------------
Cash and cash equivalents at end of year                     $ 5,187,591   $ 3,090,409    $  4,138,916
                                                             =========================================

Supplemental disclosure of cash flow information
Cash paid during the year for interest                       $ 4,917,606   $ 5,494,075    $  4,505,583
                                                             =========================================

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1996

1. Description of Business

Investment Properties Associates ("IPA") was formed as a limited partnership on May 15, 1969 to acquire and operate commercial properties. The General Partners are Mr. Harry B. Helmsley and Mr. Irving Schneider and two corporations owned or controlled by them; the Special Limited Partners are Mrs. Leona M. Helmsley, Mr. Irving Schneider and the Limited Partner is Mr. John Bailey. Undivided economic interests in the limited partnership are represented by 820,000 Participation Interests.

On January 4, 1997 Harry B. Helmsley died. Under the terms of the partnership agreement the general partners are obligated to create a new limited partnership substantially the same as IPA and convey all assets and liabilities to the newly formed entity. On April 2, 1997 the remaining general partner filed a proxy seeking the consent of a majority of the holders of participation interests to continue the business of IPA without a formal change in partnership entity.

Following Mr. Helmsley's death, IPA announced, on February 5, 1997, that all of the properties included in the portfolio are available for sale. Management believes that the estimated fair market value, less cost of disposal, is in excess of the carrying amount of each property.

     2. Significant Accounting Policies

    a. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    b. Depreciation of buildings and building improvements is provided for by the straight-line method over estimated useful lives of 19 to 39 years. Leaseholds, leasehold improvements and tenants' alterations are amortized over the terms of the related leases. Amounts applicable to tenants' alterations and the related accumulated amortization are eliminated from the accounts at the time the related lease expires or, if the tenant should vacate the premises prior thereto, unamortized assets are charged to operations at that time.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)


2. Significant Accounting Policies (continued)

    c. The discount on and the deferred expenses of issuance of 9% Junior Mortgage Bonds were amortized over the term of the Bonds.

    d. Costs in connection with mortgage refinancings are included in "Deferred Charges-Other" and are being amortized over the terms of the related mortgages.

    e.   Leasing commissions are amortized over the terms of the related leases.

    f. IPA's employees are covered under multi-employer defined contribution pension plans. All contributions are funded currently based upon negotiated union contracts. Information from the plans' administrators is not available to permit IPA to determine its share of unfunded vested benefits. During 1996, 1995 and 1994 IPA paid approximately $750,000, $820,000, and $771,000, respectively, for employees to union plans for pension, welfare and other benefits.

    g. For the purpose of determining cash equivalents, IPA considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

    h. FASB Statement No. 121 Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimates to be generated by those assets are less than the asset's carrying amount or on long-lived assets held for sale when the assets carrying amount is greater then the fair market value less costs of disposal for those assets on a property by property basis.

    i. Certain balances in the 1995 and 1994 financial statements have been reclassified to conform to the current year presentation.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

3. Real Estate

Real estate excludes co-owners' shares in two properties and is summarized as follows:

                      Classification                  1996              1995
--------------------------------------------------------------------------------
      Land                                        $ 21,940,529      $ 21,940,529
      Buildings and building improvements           81,232,202        80,670,065
      Leaseholds and leasehold improvements         22,010,223        25,536,212
      Tenants' alterations                          13,031,407        13,135,807
                                                  ------------------------------
                                                  $138,214,361      $141,282,613
                                                  ==============================

On July 1, 1996 IPA terminated the ground lease at the property located at 744 Broad Street in Newark, New Jersey in accordance with the terms of the lease. In connection therewith, IPA surrendered the improvements on the property to the lessor incurring a loss on abandonment of real estate of $765,972 for the year ended December 31, 1996.

During 1992 and 1993, IPA received approximately $6,495,000 of insurance proceeds with respect to flood damage incurred at the One LaSalle Building. As of December 31, 1996 IPA has completed the necessary repairs in connection with the flood damage.

On March 15, 1994, IPA purchased the land underlying the property at the 570 Broad Street Building for approximately $500,000. In December 1996, a major tenant occupying approximately 92% of the building's gross leaseable area left the building upon expiration of its lease.

4. Notes Payable

On November 30, 1994, affiliates of the General Partners loaned IPA $18,000,000, evidenced by two promissory notes (the "Notes") in the amount of $6,000,000 and $12,000,000. Such Notes were used to (1) prepay indebtedness owed to Chase Manhattan Bank, N.A. ("Chase") in the amount of $10,750,000 (see Note 5) (2) pay the outstanding accrued interest on the Bonds (see below) (3) pay outstanding distribution obligations to the Special Limited Partners and (4) to reduce a portion of accounts payable. Concurrently, IPA entered into an agreement with Chase whereby Chase advanced $10,750,000 on December 1, 1994. The proceeds of the Chase loan was used to retire the Junior Mortgage Bonds which matured on December 1, 1994. In connection with the agreement, IPA caused the indenture, pursuant to which the Bonds were originally issued, to be assigned to Chase as additional collateral.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

4. Notes Payable (continued)

The affiliate notes bear interest at a variable rate based on Chase's prime rate and are payable on demand. Interest expense for the year ended December 31, 1996 with respect to the Notes was $1,513,625.

5. Mortgages Payable

As of December 31, 1996 mortgages payable consist of the following:



                                                       Interest                         Balance       Balance
                                                         Rate                         Outstanding   Outstanding
                                                    at December 31,     Maturity        December      December
    Description                                          1996             Date          31, 1996      31, 1995
    -------------------------------------------------------------------------------------------------------------
    Chase Manhattan Bank (1)
    Mortgage loans with variable interest rates
       collateralized by:
    1440 Broadway, N.Y., N.Y.                            7.88%          01/02/98      $16,442,428   $17,796,425
    261 Fifth Avenue, N.Y., N.Y.                         7.88%          01/02/98       10,307,810    10,867,810
    245 Fifth Avenue, N.Y., N.Y.                         7.88%          01/02/98        9,097,250     9,617,250
    One North Dearborn, Chicago Ill.                     7.88%          01/02/98             --         566,002
    One North LaSalle, Chicago, Ill.                     7.88%          01/02/98             --            --

    Apple Bank for Savings
    Mortgage loan in the amount of $8,000,000
      with fixed interest payments collateralized
      by 1328 Broadway Building N.Y., N.Y. (in
      which IPA has a 50% tenancy in common
      interest)                                          7.75%          11/24/97        4,000,000     4,000,000

    First Fidelity Bank (2):
    Mortgage loans with fixed interest
      collateralized by the Federal Trust
      Building in Newark, N.J.                          7.375%           6/30/97          467,070       515,855
                                                                                      -------------------------
                      Total                                                           $40,314,558   $43,363,342
                                                                                      =========================

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

5. Mortgages Payable (continued)

(1) IPA executed a Note Modification Agreement (the "Agreement") on April 25, 1995 with Chase Manhattan Bank ("Chase") whereby mortgage loans collateralized by five of IPA's properties; 1440 Broadway, NY, NY, 261 Fifth Avenue, NY, NY, 245 Fifth Avenue, NY, NY, One North Dearborn, Chicago, IL and One North LaSalle, Chicago, IL were generally modified to provide for: (a) an extension of the maturity date until January 2, 1997 at which time all outstanding principal and interest is due and payable, (b) interest based on LIBOR plus 2.25% or Prime plus .375% at IPA's option subject to certain limitations as defined in the Agreement, (c) cross default and cross collateralization provisions for the five properties, (d) IPA's guaranty of $6,000,000 of the outstanding principal balance, and (e) the following principal payments prior to maturity with respect to the mortgage loans; March 15, 1996 - $1,000,000, June 15, 1996 - $1,000,000,
     September 15, 1996 - $500,000 and December 15, 1996 - $500,000.

     On December 20, 1996 IPA accepted an early surrender of space located at 1440 Broadway, New York, New York, in exchange for an early termination payment of $1,000,000 which was recorded as income at December 31, 1996. In consideration of Chase consenting to the early termination, IPA agreed to invest $1,000,000 during 1997 for leasing costs and capital improvements at 1440 Broadway.

     On  March  28,  1997 a First  Modification  to the  Agreement  (the  "First
     Modification") was made between IPA and Chase. The maturity date was extended through the earlier of (a) January 2, 1998, (b) May 30, 1997, if IPA does not provide evidence of the ratification of the Agreement, or (c) the first date on which IPA fails to make a scheduled principal payment. The four additional scheduled principal payments of the mortgage loans are to be made as follows; March 15, 1997 - $1,000,000, June 15, 1997 -
     $1,000,000,  September  15,  1997  -  $500,000,  and  December  15,  1997 -
     $500,000.

(2) On November 13, 1995, the terms of the First Fidelity Bank loan were modified. The modification which is effective January 1, 1996 (a) extends the maturity date until June 30, 1997, (b) provides for variable interest at the weekly average yield on U.S. Treasury Securities plus 2%, and (c) provides for monthly payment of principal and interest.

     Principal maturities with respect to mortgages payable through December 31, 2000 are as follows:


                             1997             $  7,467,070
                             1998               32,847,488
                                              ------------
                            Total             $ 40,314,558
                                              ============

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

5. Mortgages Payable (continued)

(3) The carrying amounts of IPA's borrowings under mortgages and notes payable approximate their fair value.

6. Management of Properties

The properties are managed by Helmsley-Spear, Inc. and Mr. Harry B. Helmsley and Mr. Irving Schneider, respectively, are the President and Executive Vice President of Helmsley-Spear, Inc., and Mr. Helmsley owns substantially all of its outstanding stock. In addition to providing general property management services, Helmsley-Spear, Inc. locates tenants and negotiates leases for its properties. Management fees and leasing commissions charged to IPA by Helmsley-Spear, Inc. aggregated approximately $2,330,429 (1996), $2,362,700,
(1995) and $2,228,000 (1994). Additionally, IPA purchases some of its maintenance supplies and materials from Deco Supplies Co. ("Deco"), an affiliate of one of its partners. Such purchases aggregated approximately $23,000 (1996) $13,000, (1995) and $14,000 (1994).

Tenants' security deposits for certain properties are held by the managing agent principally in special bank accounts; interest thereon accrues principally for the benefit of the tenants.

7. Guaranteed Payments Due to Partners

The Limited Partnership Agreement requires that certain guaranteed payments be made to partners and deducted as expenses in determining net income. The General Partners and Special Limited Partners receive guaranteed payments equal to 8-3/4% per annum of their "Remaining Original Cash Contribution" ($1,160,000 at December 31, 1996, 1995, and 1994). In addition, the General Partners receive guaranteed payments equal to 1/2% of gross revenues, as defined and the Limited Partner receives $15,000 per annum.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

8. Allocations of Partnership Income

In accordance with the terms of the Limited Partnership Agreement, elements of income for financial reporting purposes are credited (but not distributed in cash) to the capital accounts of the partners as follows (see Note 8 for the basis on which cash distributions are determined):

                                                                 Special
                                                        General  Limited Limited
                                                        ------------------------
A. Net income before items C, D, E and F below             1.5%   48.5%   50.0%
B. Net losses, before items below                        100.0%
C. Depreciation and amortization of real estate:
       1.  Equal to mortgage amortization (as defined)
                                                           1.5%   48.5%   50.0%
       2.  Balance                                         3.0%   97.0%
D. Bond discount amortization                                            100.0%
E. Gain on disposition of property:
       1.  To the extent of the aggregate depreciation
           and amortization of such property included
           in C(2) above                                   3.0%   97.0%
       2.  Balance                                         1.5%   48.5%   50.0%
F. Loss on disposition of property                       100.0%

9. Cash Distributions

Net Operating Revenues, as defined, are distributable at the discretion of the General Partners, as follows:


                General Partners                       1.5%
                Special Limited Partners              48.5%
                Limited Partner                       50.0%

Notwithstanding the foregoing, if with respect to any calendar year the Limited Partner's distributive share (computed on the same basis as that used in preparing IPA's Federal income tax return) of income (loss) plus one-half of such partner's distributive share of long-term capital gains exceeds the cash distributions referred to above, IPA must distribute an additional amount equal to such excess to the Holders of the Participation Interests.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

9. Cash Distributions (continued)

In 1996, 1995 and 1994, net operating revenues, as defined in the Limited Partnership Agreement, amounted to $8,342,911, $9,857,034 and $10,212,572, respectively. At December 31, 1996, 1995 and 1994, IPA accrued distributions amounting to $10,482,594, $10,406,432, and $10,503,794, respectively of which
$5,241,297, $5,203,216 and $5,251,897, respectively, are distributable to the Holders of Participation Interests. At December 31, 1996, distributions payable include the 1996 and 1995 accrued distribution payable to the General and Special Limited Partners.

10. Income Taxes

IPA has obtained a ruling from the Internal Revenue Service that IPA will be classified as a partnership for Federal income tax purposes, and has received an opinion of tax counsel that IPA, as a partnership, will not be subject to any Federal income taxes, and that each holder of Participation Interests will be treated for Federal income tax purposes as if he were a limited partner of IPA to the extent of his proportionate interest in the Limited Partnership Interest. Each partner of IPA and each holder of Participation Interests at any time during the taxable year of IPA must take into account his distributive share of all items of IPA's income, gain, loss, deduction or credit, without regard to whether such partner or holder of Participation Interests has received or will receive any distributions from IPA. Accordingly, no provision for income taxes has been made in the accompanying Statements of Income. The Internal Revenue Service is examining the partnership return (Form 1065) filed by IPA for year ended December 31, 1989. As of March 28, 1997, no revenue report has yet been issued.

Net income for Federal income tax purposes was to $8,914,978, $10,406,432, and $10,579,711, for the years ended December 31, 1996, 1995 and 1994, respectively, as compared with the net income of $8,452,069, $9,331,341, and $8,702,453, respectively, shown in the Statements of Income. The differences result principally from the method of recognition of rental income, and differences in depreciation expense resulting from differences in the basis of real estate for tax and financial reporting purposes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

11. Lease Obligations

IPA is obligated under certain non cancelable ground leases which require minimum rentals and in most instances, payments for real estate taxes and certain other expenses. Certain of the leases contain renewal options. Minimum annual rentals exclusive of renewal options under such leases are:

               Years ending December 31:
                    1997                             $    394,000
                    1998                                  394,000
                    1999                                  394,000
                    2000                                  394,000
                    2001                                  394,000
                    Thereafter                          9,725,750
                                                     ------------
                                                     $ 11,695,750
                                                     ============

12. Gross Revenue From Real Estate

IPA earns rental income under leases principally with commercial tenants located in its office buildings. Such leases generally provide for the tenant to pay minimum rentals plus, in certain instances, a portion of increases in real estate taxes, operating expenses and increases in the consumer price index based on lease escalation clauses. Office leases generally range from 5 years to 15 years and contain various renewal options. In addition, IPA earns rental income from retail stores. Such leases generally provide for minimum rentals plus percentage rentals based on the store sales. Retail store leases generally range from 1 to 5 years and contain various renewal options. All of the aforementioned leases are accounted for as operating leases. Included in Gross Revenues from Real Estate for the years ended 1996, 1995 and 1994 are $1,745,212, $1,946,428,
and  $1,608,734,   respectively,   representing  revenue  from  escalations  and
percentage rentals, and for the year ended 1996 and 1995, $1,400,000 and $950,000, respectively, received in connection with lease cancellations with former tenants.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

12. Gross Revenue From Real Estate (continued)

The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 1996, exclusive of amounts due as percentage rent, expense escalations or amounts that would be due from new leases or the exercise of renewal options under existing leases:

               Years ending December 31:
                    1997                                     $  37,653,355
                    1998                                        31,506,219
                    1999                                        26,945,932
                    2000                                        17,090,800
                    2001                                        11,622,913
                    Thereafter                                  26,639,853
                                                             -------------
                         Total minimum future rentals        $ 151,459,072
                                                             =============

13. Contingencies

The company is involved in various legal matters and disputes arising in the normal course of operations, the ultimate outcome of which is not expected to have a material effect on the financial statements.

                        Investment Properties Associates

                        (A New York Limited Partnership)

             Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 1996

            Co. A                 Col. B                         Col. C                 Col. D
----------------------------------------------------------------------------------------------------
                                                        Initial Cost of Company
                                                     ---------------------------      Improvements
                                                                                      Capitalized
                                                                   Buildings and      Subsequent to
         Description             Encumbrances          Land        Improvements        Acquisition
----------------------------------------------------------------------------------------------------
Raymond Commerce Building,
   (leasehold) Newark, New                                        $   7,220,632     $      690,650
   Jersey
59 East Van Buren Building,
   Chicago, Illinois                               $   692,284        1,780,158            801,988
Midland Savings Building,
   Midland, Texas                                      593,787        4,354,441            286,307
One La Salle Building,
   Chicago, Illinois                                 2,968,499       13,359,878          3,165,105
360 No. Michigan Building
   (leasehold), Chicago,                                              5,442,873          2,003,607
   Illinois
73-1/3% Interest in 6 North
   Michigan Avenue Building,
   Chicago, Illinois                                 1,830,012        2,521,979          1,287,252
1440 Broadway, Building
   New York, New York            $  16,442,428       4,938,421       10,864,525          6,053,799
One North Dearborn
   Building*, Chicago,                               5,289,594       13,359,927          6,025,273
   Illinois
261 Fifth Avenue, Building
   New York, New York               10,307,810         987,731        8,695,910          7,146,009
Marbridge Building, New
   York, New York (a)                4,000,000       2,765,881        1,877,196          1,366,643
Mojud Building, Long Island
   City, New York                                      346,514          643,526            459,575
Edgewood and Bellway
   Shopping Centers,                                   447,893
   Houston, Texas
570 Broad Street Building
   Newark, New Jersey                                  502,032        5,937,404          1,549,324
24 Commerce,  Federal Trust
   Building, Newark, New               467,070         398,864        1,994,319            213,697
   Jersey
245 Fifth Avenue Building,
   New York, New York                9,097,250         679,520        2,080,700          6,994,411
                                 -----------------------------------------------------------------
Totals                           $  40,314,558     $22,441,032    $  80,133,468     $   38,043,640
                                 =================================================================

                                                 Col. E                                   Col. F            Col. G       Col. H
                               -----------------------------------------------------------------------------------------------------
                                            Gross Amount                                                              Life on which
                                  at Which Carried Close of Period                                                     Depreciation
                               ---------------------------------------                                                  in Latest
                                                      Buildings                                                          Income
                                                        and                             Accumulated      Date of      Statements is
                                       Land         Improvements         Total          Depreciation    Construction    Computed
                               -----------------------------------------------------------------------------------------------------
Raymond Commerce Building,
   (leasehold) Newark, New                         $   7,793,366     $ 7,793,366        $ 7,110,335         1930           29.3
   Jersey
59 East Van Buren Building,
   Chicago, Illinois               $   692,284         2,582,146       3,274,430          2,384,252         1931           24.3
Midland Savings Building,
   Midland, Texas                      349,087         2,717,362       3,066,449          3,066,449         1959           34.3
One La Salle Building,
   Chicago, Illinois                 2,968,499        16,524,983      19,493,482         14,272,871         1930           29.3
360 No. Michigan Building
   (leasehold), Chicago,                               7,446,480       7,446,480          6,841,785         1923           24.3
   Illinois
73-1/3% Interest in 6 North
   Michigan Avenue Building,
   Chicago, Illinois                 1,830,012         3,809,231       5,639,243          3,207,612         1893           19.3
1440 Broadway, Building
   New York, New York                4,938,421        17,248,439      22,186,860         13,477,550         1925           24.3
One North Dearborn
   Building*, Chicago,               5,289,594        19,385,200      24,674,794         17,065,605         1903           19.3
   Illinois
261 Fifth Avenue, Building
   New York, New York                  987,731        15,841,919      16,829,650         11,909,903         1928           24.3
Marbridge Building, New
   York, New York (a)                2,765,881         3,243,839       6,009,720          2,617,899         1907           19.3
Mojud Building, Long Island
   City, New York                      346,514         1,103,101       1,449,615            878,939         1916           19.3
Edgewood and Bellway
   Shopping Centers,                      --                                --                              1957           24.3
   Houston, Texas
570 Broad Street Building
   Newark, New Jersey                  502,032         7,486,728       7,988,760          4,916,542         1962           34.3
24 Commerce,  Federal Trust
   Building, Newark, New               398,864         2,208,016       2,606,880          2,146,410      1906, 1962        20.3
   Jersey
245 Fifth Avenue Building,
   New York, New York                  679,520         9,075,112       9,754,632          5,813,927         1923           24.3
                                   ----------------------------------------------------------------
Totals                             $21,748,439     $ 116,465,922    $138,214,361        $95,710,079
                                   ================================================================

* Formerly State-Madison Building.

The answer to Column H, "Date Acquired," is December 4, 1969 for all real estate except 245 Fifth Avenue where the fee title to land and building was purchased on April 1, 1983 and 570 Broad Street where the fee title to the land was purchased on March 15, 1994 (IPA had acquired a leasehold interest in both properties on December 4, 1969).

                        Investment Properties Associates
                        (A New York Limited Partnership)

       Schedule III - Real Estate and Accumulated Depreciation (continued)

                                December 31, 1996


(a) Amounts shown represent 50% of amounts applicable to a tenancy in common, in which IPA has an undivided one-half interest.

(b)  Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Year ended December 31,
                                      -----------------------------------------
                                           1996          1995          1994
                                      -----------------------------------------
Investment in Real Estate
Balance at beginning of year           $141,282,613  $138,759,013  $136,653,653
Abandonment of real estate               (4,183,692)         --            --
Improvements and additions                2,438,279     3,827,196     2,959,386
Fully depreciated assets written
   off during the year                   (1,322,839)   (1,303,596)     (854,026)
                                       ----------------------------------------
Balance at end of year                 $138,214,361  $141,282,613  $138,759,013
                                       ========================================

Accumulated Depreciation
Balance at beginning of year           $ 97,003,567  $ 94,819,779  $ 91,846,096
Additions charged to costs
   and expenses                           3,447,071     3,487,384     3,827,709
Less amounts applicable to
   abandonment of real estate            (3,417,720)         --            --
Less amounts applicable to fully
   depreciated assets written off
   during the year
                                         (1,322,839)   (1,303,596)     (854,026)
                                       ----------------------------------------
Balance at end of year                 $ 95,710,079  $ 97,003,567  $ 94,819,779
                                       ========================================

The aggregate cost of real estate assets for Federal income tax purposes amounted to $132,590,090, $134,841,652 (1995), and $131,238,635 (1994).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INVESTMENT PROPERTIES ASSOCIATES


                                             /s/ Irving Schneider
                                         By: ----------------------------------
                                             Irving Schneider
                                             General Partner

Dated:  April 15, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Irving Schneider
-----------------------------------------      General Partner,
Irving Schneider                                 Principal Executive,
                                                 Financial and
                                                 Accounting Officer


MINLYN, INC.                                   General Partner


By: /s/ Irving Schneider
-----------------------------------------
    Irving Schneider
    President



HELMSLEY-NOYES COMPANY, INC.                   General Partner



By: /s/ John Trainor
----------------------------------------
    John Trainor
    Senior Vice President