Form 10-Q
period 1996-06-30
INVESTMENT PROPERTIES ASSOCIATES
filed 1997-05-22
CIK 52067

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON [DATE].

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 1996            Commission File Number 0-5537
--------------------------------------            -----------------------------

                        INVESTMENT PROPERTIES ASSOCIATES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEW YORK                                     13-2647723
--------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      identification No.)

 60 East 42nd Street, New York, New York                     10165
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (212) 880-0389
                                                     --------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  [X]     NO  [ ]

                                                  Total Number of Pages 9

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                    I N D E X
                                    ---------

                                                                    Page Number
                                                                    -----------

PART 1:  Financial Statements
-------  --------------------

         Balance Sheets                                                    3

         Statements of Operations                                          4

         Statements of Cash Flows                                          5

         Notes to Financial Statements                                     6

         Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations                                           7



PART 2: Other Information                                                  8
-------------------------



SIGNATURES                                                                 9
----------

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                 BALANCE SHEETS
                    AS AT JUNE 30, 1996 AND DECEMBER 31, 1995


                                                     JUNE 30,      DECEMBER 31,
                                                       1996           1995
                                                   ------------    ------------
                                                   (Unaudited)        (Note)
ASSETS

Real estate, at cost ...........................   $145,830,330    $144,016,508
  Less: Accumulated depreciation and
         amortization ..........................     98,675,257      97,003,567
                                                   ------------    ------------
                                                     47,155,073      47,012,941
  Less: Allowance for loss on impairment of
         real estate ...........................      2,733,895       2,733,895
                                                   ------------    ------------
                                                     44,421,178      44,279,046
Cash and cash equivalents ......................      1,588,434       3,090,409
Due from managing agent (Helmsley-Spear, Inc.)
  including tenants' security deposits of
  $1,810,567 (1996) and $1,398,781 (1995) ......      1,806,541       2,740,657
Receivables, principally from rentals ..........      1,494,691       1,282,917
Other deferred charges including deferred
  leasing commissions ..........................      4,077,195       3,668,320
                                                   ------------    ------------
                                                   $ 53,388,039    $ 55,061,349
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL/DEFICIENCY

Accounts payable ...............................   $  3,920,123    $  2,529,484
Accrued real estate taxes ......................      4,642,579       4,564,270
Accrued Interest ...............................        395,844         434,526
Distributions payable to General Partners,
  Special Limited Partners and Limited Partner .     10,434,903      15,609,719
Sundry liabilities and other accrued expenses ..      3,773,545       3,658,532
Note payable to related parties ................     18,000,000      18,000,000
Mortgages payable (Note 5) .....................     41,339,408      43,363,342
Deposits and rents received in advance .........      1,930,180       1,720,896
                                                   ------------    ------------
                                                     84,436,582      89,880,769
                                                   ------------    ------------

Partners' Capital (Deficiency):

  General Partners .............................     (7,541,432)     (7,597,996)
  Special Limited Partners .....................    (41,463,046)    (43,291,921)
  Limited Partner (represented by the equivalent
    of 820,000 Participation Interests) ........     17,955,935      16,070,497
                                                   ------------    ------------
                                                    (31,048,543)    (34,819,420)
                                                   ------------    ------------

                                                   $ 53,388,039    $ 55,061,349
                                                   ============    ============


Note: The balance sheets at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to financial statements

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                             STATEMENT OF OPERATIONS

                                                         FOR THE SIX MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                      -----------------------------   -----------------------------
                                                      JUNE 30, 1996   JUNE 30, 1995   JUNE 30, 1996   JUNE 30, 1995
                                                      -------------   -------------   -------------   -------------
Revenues:
Gross revenues from real estate .....................  $26,079,530     $26,780,359     $13,133,045     $13,175,656
Interest ............................................       39,569          50,126           8,493          17,163
                                                       -----------     -----------     -----------     -----------
                                                        26,119,099      26,830,485      13,141,538      13,192,819
                                                       -----------     -----------     -----------     -----------
Expenses:
Leasehold rentals ...................................      631,535         629,132         316,809         314,566
Real estate taxes ...................................    5,410,844       5,749,021       2,705,423       2,874,986
Interest on mortgages ...............................    2,504,792       2,787,301       1,276,499       1,390,267
Other Expenses ......................................   11,808,591      11,198,771       5,850,974       5,613,317
Co-owners share of income ...........................       33,566          26,904          17,711          15,147
Depreciation and amortization of real estate ........    1,671,691       1,584,297         835,845         792,151
Amortization of mortgage refinancing costs ..........       98,274          87,960          49,136          50,491
                                                       -----------     -----------     -----------     -----------
                                                        22,159,293      22,063,386      11,052,397      11,050,925
                                                       -----------     -----------     -----------     -----------
Income before items shown below                          3,959,806       4,767,099       2,089,141       2,141,894

Payments required under the Limited
  Partnership Agreement:
  To the Limited Partner ............................        7,500           7,500           3,750           3,750
  To the General and Special Limited Partners .......      181,429         184,729          91,024          91,145
                                                       -----------     -----------     -----------     -----------
                                                           188,929         192,229          94,774          94,895
                                                       -----------     -----------     -----------     -----------
Net income transferred to Partners'
  Capital Accounts ..................................  $ 3,770,877     $ 4,574,870     $ 1,994,367     $ 2,046,999
                                                       ===========     ===========     ===========     ===========
Net Income allocable as follows (based on
  terms of the Limited Partnership Agreement):
  General Partners ..................................  $    56,564     $    68,623     $    29,916     $    30,705
  Special Limited Partners ..........................    1,828,875       2,218,812         967,268         992,795
  Limited Partner (represented by the equivalent
    of 820,000 Participation Interests - unchanged
    during the periods) .............................    1,885,438       2,287,435         997,183       1,023,499
                                                       -----------     -----------     -----------     -----------
                                                       $ 3,770,877     $ 4,574,870     $   994,367     $ 2,046,999
                                                       ===========     ===========     ===========     ===========
Per Participation Interest:

Net Income ..........................................   $   2.2993     $    2.7896     $    1.2161     $    1.2482
                                                       ===========     ===========     ===========     ===========

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                    UNAUDITED
                             STATEMENT OF CASH FLOWS

            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995


                                                                  1996              1995
                                                                  ----              ----
OPERATING ACTIVITIES:
  Net income .............................................   $ 3,770,877       $ 4,574,870
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization of real estate .........     1,671,691         1,584,297
    Amortization of mortgage refinancing costs ...........        98,274            87,960
    Amortization of deferred leasing commissions .........       552,931           514,993
    Changes in operating assets and liabilities:
      Decrease (Increase) in due from managing agent .....       934,116          (501,493)
      (Increase) in receivables...........................      (211,774)         (286,526)
      (Increase) Decrease in other deferred charges ......    (1,060,080)          121,522
      Decrease in accounts payable .......................     1,390,639           546,745
      Increase in accrued real estate tax ................        78,309           266,604
      (Decrease) in accrued interest .....................       (38,682)          (96,846)
      Increase in sundry and other accrued expenses ......       115,012         1,361,379
      Increase in deposits and rents received
        in advance .......................................       209,284           153,421
                                                             -----------       -----------
         Net Cash Provided by Operating Activities .......     7,510,597         8,326,926
                                                             -----------       -----------

INVESTING ACTIVITIES:
  Property improvements...................................    (1,813,822)       (2,376,053)
                                                             -----------       -----------
FINANCING ACTIVITIES:
  Distributions of net operating revenues to General
   Partners, Special Limited Partners and Limited Partners    (5,174,816)       (5,206,719)
  Principal payments on mortgage payable .................    (2,023,934)       (2,322,369)
                                                             -----------       -----------
         Net Cash (Used in)
          Financing Activities ...........................    (7,198,750)       (7,529,088)
                                                             -----------       -----------
         (Decrease) in Cash and Cash Equivalents .........    (1,501,975)       (1,578,215)

Cash and Cash Equivalents at Beginning of Year ...........     3,090,409         4,138,916
                                                             -----------       -----------
Cash and Cash Equivalents at End of Year .................   $ 1,588,434       $ 2,560,701
                                                             ===========       ===========


Supplemental disclosure of cash flow information:

  Cash paid during the year for interest .................   $ 2,543,474       $ 2,884,147
                                                             ===========       ===========

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
NOTE 1

     As permitted by the Securities and Exchange Commission, the accompanying Unaudited Financial Statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

NOTE 2

     In the opinion of the Company, the accompanying Unaudited Financial Statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 1996 and 1995, and the results of operations for the six months then ended.

NOTE 3

     The results of operations for the six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

     The net income for Federal income tax purposes is $4,291,644 (June 30, 1996) and $5,009,829 (June 30, 1995) as compared with net income of $3,770,877 and $4,574,870 respectively, as shown in the statement of operations. The differences result principally from (a) rents received in advance and recognized currently for income tax purposes, and (b) differences in depreciation expense resulting from differences in the basis of real estate for tax and financial reporting purposes.

NOTE 5 - Mortgage Payable

     During the six months ended June 30, 1996, IPA, in addition to a regular mortgage amortization of $23,934, made a principal payment in the amount of $2,000,000, reducing the mortgage balance from $43,363,342 as of January 1, 1996 to $41,339,408 as of June 30, 1996.

     On November 13, 1995, Registrant and First Fidelity Bank ("Fidelity") entered into a modification of the mortgage note held by Fidelity on Registrant's Federal Trust building in Newark, New Jersey. Effective January 1, 1996, the maturity date of the note was extended to June 30, 1997. Interest on the amended note is based on the weekly average yield on U.S. Treasury Securities plus 2% and the modification calls for the monthly payment of principal and interest. The principal balance of the Fidelity loan at December 31, 1995 was $515,855.

NOTE 6  - Subsequent Event

     On July 1, 1996, IPA exercised its option to terminate the ground lease on the 744 Broad Street Building. The estimated capital loss arising from this lease termination is $1,584,000 for federal income tax purposes as compared with $1,112,000 for financial statement purposes. The lease which expires August 31, 2002, has an annual rental of $659,500. In addition, IPA is exploring the possibility of similar action on other sub-performing properties.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gross revenue from rentals for 1996 decreased approximately 2.62% as compared to 1995. The decrease was due primarily to a decrease in occupancy in One North Dearborn building in Chicago, New Jersey properties offset by the increase in 261 Fifth Avenue and 1328 Broadway, New York, New York.

     The increase in other expenses in 1996 as compared to 1995 is principally attributable to the increase in security labor, heating cost, building repairs, utility tax assessment offset by decrease in wages and cleaning expenses.

     The decrease in real estate taxes was attributable primarily to decreases in real estate assessments for properties located in New York City and Chicago. Decrease in mortgage interest expense was due primarily to a reduction in mortgage outstanding balance.

     Liquidity and Capital Resources - IPA's cash generated from operations plus its ability to refinance certain mortgage obligations provide it with the resources needed to meet its anticipated obligations including operating expenses, mortgage amortization and required distributions to partners.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

PART 2 - OTHER INFORMATION


                                      NONE

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INVESTMENT PROPERTIES ASSOCIATES
                                                       (Registrant)


DATE   9/12/96
     -----------
                                            /s/ Irving Schneider
                                            --------------------------------
                                                      (Signature)
                                            IRVING SCHNEIDER
                                            General and Special Limited Partner