Form 10-Q
period 1996-09-30
INVESTMENT PROPERTIES ASSOCIATES
filed 1997-05-22
CIK 52067

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON [DATE].

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended June 30, 1996           Commission File Number 0-5537
---------------------------------------           -----------------------------

                        INVESTMENT PROPERTIES ASSOCIATES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEW YORK                                     13-2647723
--------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      identification No.)

 60 East 42nd Street, New York, New York                     10165
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (212) 880-0389
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
----------

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                 BALANCE SHEETS
                 AS AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1996            1995
                                                   ------------    ------------
                                                   (Unaudited)        (Note)
ASSETS

Real estate, at cost ...........................    $142,546,202   $144,016,508
  Less: Accumulated depreciation and
         amortization ..........................      96,211,571     97,003,567
                                                    ------------   ------------
                                                      46,334,631     47,012,941
  Less: Allowance for loss on impairment of
         real estate ...........................       2,733,895      2,733,895
                                                    ------------   ------------
                                                      43,600,736     44,279,046
Cash and cash equivalents ......................         361,642      3,090,409
Due from managing agent (Helmsley-Spear, Inc.)
  including tenants' security deposits of
  $1,804,367 (1996) and $1,398,781 (1995) ......       1,843,533      2,740,657
Receivables, principally from rentals ..........       1,334,655      1,282,917
Other deferred charges including deferred
  leasing commissions ..........................       5,796,079      3,668,320
                                                    ------------   ------------
                                                    $ 52,936,645   $ 55,061,349
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL/DEFICIENCY

Accounts payable ...............................    $  3,916,999   $  2,529,484
Accrued real estate taxes ......................       3,678,190      4,564,270
Accrued Interest ...............................         385,163        434,526
Distributions payable to General Partners,
  Special Limited Partners and Limited Partner .      10,434,903     15,609,719
Sundry liabilities and other accrued expenses ..       3,648,390      3,658,532
Note payable to related parties ................      18,000,000     18,000,000
Mortgages payable (Note 5) .....................      40,827,150     43,363,342
Deposits and rents received in advance .........       1,905,042      1,720,896
                                                    ------------   ------------
                                                      82,795,837     89,880,769
                                                    ------------   ------------

Partners' Capital (Deficiency):

  General Partners .............................      (8,264,949)    (7,597,996)
  Special Limited Partners .....................     (40,521,177)   (43,291,921)
  Limited Partner (represented by the equivalent
    of 820,000 Participation Interests) ........      18,926,934     16,070,497
                                                    ------------   ------------
                                                     (29,859,192)   (34,819,420)
                                                    ------------   ------------
                                                    $ 52,936,645   $ 55,061,349
                                                    ============   ============


Note: The balance sheets at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to financial statements

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                             STATEMENT OF OPERATIONS

                                                         FOR THE NINE MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                      -----------------------------   -----------------------------
                                                      SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                          1996             1995            1996             1995
                                                      -------------    -------------   -------------    -------------
Revenues:
Gross revenues from real estate .....................   $38,183,981     $41,210,732      $12,104,451     $14,430,373
Interest ............................................        48,565          77,077            8,996          26,951
                                                         -----------    -----------      -----------     -----------
                                                         38,232,546      41,287,809       12,113,447      14,457,324
                                                         -----------    -----------      -----------     -----------
Expenses:
Leasehold rentals ...................................       780,419         944,018          148,884         314,886
Real estate taxes ...................................     7,645,222       8,092,653        2,234,378       2,343,632
Interest on mortgages ...............................     3,701,729       4,105,790        1,196,937       1,318,489
Other Expenses ......................................    17,467,555      17,315,798        5,658,964       6,117,027
Co-owners share of income ...........................        38,142          51,349            4,576          24,445
Depreciation and amortization of real estate ........     2,460,668       2,376,443          788,977         792,146
Amortization of mortgage refinancing costs ..........       147,411         139,015           49,137          51,055
                                                        -----------     -----------      -----------     -----------
                                                         32,241,146      33,025,066       10,081,853      10,961,680
                                                        -----------     -----------      -----------     -----------
Income before items shown below                           5,991,400       8,262,743        2,031,594       3,495,644
Loss on Ground Lease Termination.....................      (752,646)                        (752,646)
                                                        -----------     -----------      -----------     -----------
                                                          5,238,754       8,262,743        1,278,948       3,495,644
                                                        -----------     -----------      -----------     -----------
Guaranteed payments required under the
  Limited Partnership Agreement:
  To the Limited Partner ............................        11,250          11,250            3,750           3,750
  To the General and Special Limited Partners .......       267,276         282,086           85,847          97,357
                                                        -----------     -----------      -----------     -----------
                                                            278,526         293,336           89,597         101,107
                                                        -----------     -----------      -----------     -----------
Net income transferred to Partners'
  Capital Accounts ..................................   $ 4,960,228     $ 7,969,407      $ 1,189,351     $ 3,394,537
                                                        ===========     ===========      ===========     ===========
Net Income (loss) allocable as follows (based on
  terms of the Limited Partnership Agreement):
  General Partners ..................................   $  (666,953)    $   119,541      $  (723,517)    $    50,918
  Special Limited Partners ..........................     2,770,744       3,865,163          941,869       1,646,351
  Limited Partner (represented by the equivalent
    of 820,000 Participation Interests - unchanged
    during the periods) .............................     2,856,437       3,984,703          970,999       1,697,268
                                                        -----------     -----------      -----------     -----------
                                                        $ 4,960,228     $ 7,969,407      $ 1,189,351     $ 3,394,537
                                                        ===========     ===========      ===========     ===========
Per Participation Interest:

Net Income ..........................................   $    3.4835     $    4.8594      $    1.1842     $    2.0698
                                                        ===========     ===========      ===========     ===========

See notes to financial statements.

                                      -4-

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                    UNAUDITED
                             STATEMENT OF CASH FLOWS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


                                                                  1996            1995
                                                                  ----            ----
OPERATING ACTIVITIES:
  Net income .............................................    $ 4,960,228     $ 7,969,407
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization of real estate .........      2,460,668       2,376,443
    Amortization of mortgage refinancing costs ...........        147,411         139,015
    Loss on ground lease termination .....................        752,646
    Amortization of deferred leasing commissions .........        831,376         817,317
    Changes in operating assets and liabilities:
      Decrease (Increase) in due from managing agent .....        897,124        (235,433)
      (Increase) in receivables ..........................        (51,738)       (432,574)
      (Increase) in other deferred charges ...............     (3,322,043)     (2,694,133)
      Increase in accounts payable .......................      1,387,515       1,100,385
      (Decrease) Increase in accrued real estate tax .....       (886,080)        797,445
      (Decrease) in accrued interest .....................        (49,363)       (106,421)
      Increase in sundry and other
        accrued expenses .................................        319,975         842,862
      Increase in deposits and rents
        received in advance ..............................        184,146          66,924
                                                             ------------    ------------
         Net Cash Provided by Operating Activities .......      7,631,865      10,641,237
                                                             ------------    ------------
INVESTING ACTIVITIES:
  Property improvements ..................................     (2,649,623)     (3,639,587)
                                                             ------------    ------------
FINANCING ACTIVITIES:
  Distributions of net operating revenues to General
   Partners, Special Limited Partners and Limited Partners     (5,174,816)     (5,366,517)
  Principal payments on mortgage payable .................     (2,536,193)     (3,033,736)
                                                             ------------    ------------
         Net Cash (Used in)
          Financing Activities ...........................     (7,711,009)     (8,400,253)
                                                             ------------    ------------
         (Decrease) in Cash and Cash Equivalents .........     (2,728,767)     (1,398,603)

Cash and Cash Equivalents at Beginning of Year ...........      3,090,409       4,138,916
                                                             ------------    ------------
Cash and Cash Equivalents at End of Year .................   $    361,642    $  2,740,313
                                                             ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest .................   $  3,751,092    $  4,212,210
                                                             ============    ============


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

NOTE 2

     In the opinion of the Company, the accompanying Unaudited Financial Statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1996 and 1995, and the results of operations for the nine months then ended.

NOTE 3

     The results of operations for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

     The net income for Federal income tax purposes is $4,912,470 (September 30, 1996) and $8,577,651 (September 30, 1995) as compared with net income of $4,960,228 and $7,969,407 respectively, as shown in the statement of operations. The differences result principally from (a) rents received in advance and recognized currently for income tax purposes, and (b) differences in depreciation expense resulting from differences in the basis of real estate for tax and financial reporting purposes.

NOTE 5 - Mortgage Payable

     During the nine months ended September 30, 1996, IPA, in addition to a regular mortgage amortization of $36,192, made a principal payment in the amount of $2,500,000, reducing the mortgage balance from $43,363,342 as of January 1, 1996 to $40,827,150 as of September 30, 1996.

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

NOTE 6  - Subsequent Event

     On July 1, 1996, IPA exercised its option to terminate the ground lease on the 744 Broad Street Building. The capital loss arising from this lease termination is $1,554,288 for federal income tax purposes as compared with $752,646 for financial statement purposes. The lease which expires August 31, 2002, has an annual rental of $659,500. In addition, IPA is exploring the possibility of similar action on other sub-performing properties.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gross revenue from rentals for 1996 decreased approximately 7.34% as compared to 1995. The decrease was due primarily to a decrease in occupancy in One North Dearborn building in Chicago, New Jersey properties offset by the increase in 261 Fifth Avenue and 1328 Broadway, New York, New York.

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


                                            INVESTMENT PROPERTIES ASSOCIATES
                                                       (Registrant)


DATE   December 13, 1996
     --------------------
                                            /s/ Irving Schneider
                                            --------------------------------
                                                     (signature)
                                            IRVING SCHNEIDER
                                            General and Special Limited Partner