Form 10-Q
period 1997-03-31
INVESTMENT PROPERTIES ASSOCIATES
filed 1997-06-17
CIK 52067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 1997          Commission File Number 0-5537

                        INVESTMENT PROPERTIES ASSOCIATES
             (Exact name of registrant as specified in its charter)

          NEW YORK                                        13-2647723
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         identification No.)

60 East 42nd Street, New York, New York                      10165
(Address of principal executive offices)                   (Zip Code)

Registrat's telephone number, including area code (212) 880-0389

                                 NOT APPLICABLE
               Former name, former address and former fiscal year,
                          if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES _X_ NO___

                                                     Total Number of Pages 9

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                      INDEX

                                                                     Page Number
                                                                     -----------

          PART 1: Financial Statements

                  Balance Sheets                                           3

                  Statements of Operations                                 4

                  Statements of Cash Flows                                 5

                  Notes of Financial Statements                            6

                  Management's Discussion and Analysis
                   of Financial Condition and
                   Results of Operations                                   7

          PART 2: Other Information                                        8

          SIGNATURES                                                       9

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                 BALANCE SHEETS
                   AS AT MARCH 31, 1997 AND DECEMBER 31, 1996

                                                        MARCH 31, 1997    DECEMBER 31, 1996
                                                        --------------    -----------------
                                                          (Unaudited)

ASSETS

Real estate, at cost                                     $ 139,168,852    $ 138,214,361
  Less: Accumulated depreciation and amortization           96,496,060       95,710,079
                                                         -------------    -------------
                                                            42,672,792       42,504,282

Cash and cash equivalents                                    4,651,244        5,187,591
Due from managing agent (Helmsley-Spear, Inc.)
  including tenants, security deposits of
  $1,809,824 (1997) and $1,587,384 (1996)                    1,570,982        2,081,585
Receivables, principally from rentals                        1,252,655        1,443,676
Other deterred charges including deferred
  leasing commissions                                        5,725,013        4,304,324
                                                         -------------    -------------
                                                         $  55,872,686    $  55,521,358
                                                         =============    =============

LIABILITIES AND PARTNERS' CAPITAL/DEFICIENCY

Accounts payable                                         $   3,060,295    $   2,755,221
Accrued real estate taxes                                    3,611,481        4,630,585
Accued interest                                                407,736          396,153
Distributions payable to General Partners,
  Special Limited Partners and Limited Partner              20,761,401       20,889,097
Sundry liabilities and other accrued expenses                3,785,653        3,439,050
Note payable to related parties                             18,000,000       18,000,000
Mortgages payable (Note 5)                                  39,301,643       40,314,558
Deposits and rents received in advance                       1,923,420        1,946,639
                                                         -------------    -------------
                                                            90,851,629       92,371,303
                                                         -------------    -------------

Partners' Capital (Deficiency):
  General Partners                                          (8,360,848)      (8,388,913)
  Special Limited Partners                                 (43,190,961)     (44,098,397)
  Limited Partner (represented by the equivalent
    of 820,000 Participation Interests)                     16,572,866       15,637,365
                                                         -------------    -------------
                                                           (34,978,943)     (36,849,945)
                                                         -------------    -------------
                                                         $  55,872,686    $  55,521,358
                                                         =============    =============

See notes to financial statements

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                            STATEMENT OF OPERATIONS

                                                   FOR THE THREE MONTHS ENDED
                                                -------------------------------
                                                MARCH 31, 1997   MARCH 31, 1996
                                                --------------   --------------
Revenues:
Gross revenues from real estate                   $11,776,052      $12,946,485
Interest                                               51,684           31,076
                                                  -----------      -----------
                                                   11,827,736       12,977,561
                                                  -----------      -----------
Expenses:
Leasehold rentals                                     149,368          314,726
Real estate taxes                                   2,398,950        2,705,421
Interest on mortgages                               1,192,190        1,228,293
Other expenses                                      5,335,582        5,957,617
Co-owners share of income                               3,145           15,855
Depreciation and amortization of real estate          785,978          835,846
Amorization of mortgage refinancing costs               3,251           49,138
                                                  -----------      -----------
                                                    9,868,464       11,106,896
                                                  -----------      -----------
Income before items shown below                     1,959,272        1,870,665
                                                  -----------      -----------
Payments required under the Limited
   Partnership Agreement:
   To the Limited Partner                               3,750            3,750
   To the General and Special Limited Partners         84,520           90,405
                                                  -----------      -----------
                                                       88,270           94,155
                                                  -----------      -----------
Net income transferred to Partners'
   Capital Accounts                               $ 1,871,002      $ 1,776,510
                                                  ===========      ===========
Net Income allocable as follows (based on
   terms of the Limited Partnership Agreement):
   General Partners                               $    28,065      $    26,648
   Special Limited Partners                           907,436          861,607
   Limited Partner (represented by the
      equivalent of 820,000 Participation
      Interests - unchanged during the periods)       935,501          888,255
                                                  -----------      -----------
                                                  $ 1,871,002      $ 1,776,510
                                                  ===========      ===========
Per Participation Interest:
   Net Income                                     $    1,1409      $    1,0832
                                                  ===========      ===========

See notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                   UNAUDITED
                            STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

                                                        1997           1996
                                                     ----------    -----------

OPERATING ACTIVITIES:
  Net income                                        $ 1,871,002    $ 1,776,510
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization of real estate        785,978        835,846
    Amortization of mortgage refinancing costs            3,251         49,138
    Amortization of deferred leasing commissions        254,553        269,358
    Changes in operating assets and liabilities:
      Decrease in due from managing agent               510,603      1,231,789
      Decrease in receivables                           190,921        221,621
      (Increase) in other deferred charges           (1,678,493)    (2,358,248)
      Increase in accounts payable                      305,074      1,293,578
      (Decrease) in accrued real estate tax          (1,019,104)    (1,152,752)
      Increase (Decrease) in accrued interest            11,583        (28,229)
      Increase in sundry and other
        accrued expenses                                346,604        741,236
      (Decrease) Increase in deposits
        and rents received in advance                   (23,220)       120,586
                                                    -----------    -----------
        Net Cash Provided by Operating Activities     1,558,752      3,000,433
                                                    -----------    -----------
INVESTING ACTIVITIES:
   Property improvements                               (954,488)      (699,654)
                                                    -----------    -----------
FINANCING ACTIVITIES:
  Distributions of net operating revenues to
    General Partners, Special Limited Partners
    and Limited Partners                               (127,696)
  Principal payments on mortgage payable             (1,012,915)    (1,011,900)
                                                    -----------    -----------
        Net Cash Used in Financing Activities        (1,140,611)    (1,011,900)
                                                    -----------    -----------
        (Decrease) Increase in Cash and
          Cash Equivalents                             (536,347)     1,288,879
Cash and Cash Equivalents at Beginning of Year        5,187,591      3,090,409
                                                    -----------    -----------
Cash and Cash Equivalents at End of Year            $ 4,651,244    $ 4,379,288
                                                    ===========    ===========
Supplemental disclosure
  of cash flow information:
  Cash paid during the year for interest            $ 1,180,608    $ 1,256,522
                                                    ===========    ===========

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1

     As permitted by the Securities and Exchange Commission, the accompanying Unaudited Financial Statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

NOTE 2

     In the opinion of the Company, the accompanying Unaudited Financial Statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 31, 1997 and 1996.

NOTE 3

     The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

     The net income for Federal income tax purposes is $2,103,201 (March 31, 1997) and $2,056,573 (March 31, 1996) as compared with net income of $1,871,002 and $1,776,510, respectively, as shown in the statement of operations. The differences result principally from (a) rents received in advance and recognized currently for income tax purposes, and (b) differences in depreciation expense resulting from differences in the basis of real estate for tax and financial reporting purposes.

NOTE 5 - Mortgage Payable

     On March 10, 1997, IPA paid the scheduled March 15, 1997 principal payment of $1,000,000 to Chase Manhattan Bank. The payment was applied to the 261 Fifth Avenue, 245 Fifth Avenue and 1440 Broadway, New York, New York.

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

NOTE 6 - Ground Lease Termination

     On May 1, 1996, IPA exercised its option to terminate the ground lease on the 744 Broad Street Building. As provided in the lease, the ground lessor, Newark Building Associates was given 60 days written notice of the company's plans to terminate the ground lease. The lease which expires August 31, 2002, has an annual rental of $659,500.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gross revenue from rentals for 1997 decreased approximately 9.04% as compared to 1996. The decrease was due primarily to a ground lease termination at 744 Broad Street building and a major tenant occupying approximately 92% of the building's gross leaseable area in 570 Broad Street building, left the building upon expiration of its lease in December 1996.

     The decrease in other expenses in 1997 as compared to 1996 is principally attributable to the decrease in security labor, heating cost, building repairs, cleaning and electric.

     The decrease in real estate taxes was attributable primarily to decreases in real estate assessments for properties located in New York City, and ground lease termination at 744 Broad Street building.

     The decrease in leasehold rentals was due to the ground lease termination at 744 Broad Street building.

     The decrease in interest expense was due to the reduction in mortgage principal balance. The decrease in depreciation and amortization of real estate was primarily due to the ground lease termination at 744 Broad Street building.


     Liquidity and Capital Resources -- IPA's cash generated from operations plus its ability to refinance certain mortgage obligations provide it with the resources needed to meet its anticipated obligations including operating expenses, mortgage amortization and required distributions to partners.

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



                                               INVESTMENT PROPERTIES ASSOCIATES
                                               --------------------------------
                                                         (Registrant)

DATE__________________________________



                                               ________________________________
                                                         (Signature)
                                               IRVING SCHNEIDER
                                               General and Special Limited
                                               Partner