Form 10-Q
period 1997-06-30
INVESTMENT PROPERTIES ASSOCIATES
filed 1997-09-16
CIK 52067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 1997            Commission File Number 0-5537
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

                                                  Total Number of Pages 10

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                    I N D E X

                                                                    Page Number

PART 1:  Financial Statements

         Balance Sheets                                                    3

         Statements of Operations                                          4

         Statements of Cash Flows                                          5

         Notes to Financial Statements                                   6 & 7

         Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations                                           8



PART 2: Other Information                                                  9

SIGNATURES                                                                10

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                 BALANCE SHEETS
                    AS AT JUNE 30, 1997 AND DECEMBER 31, 1996


                                                     JUNE 30,      DECEMBER 31,
                                                       1997           1996
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS

Real estate, at cost ...........................   $131,799,176    $138,214,361
  Less: Accumulated depreciation and
         amortization ..........................     90,029,619      95,710,079
                                                   ------------    ------------
                                                     41,769,557      42,504,282
Cash and cash equivalents ......................      3,327,523       5,187,591
Due from managing agent (Helmsley-Spear, Inc.)
  including tenants' security deposits of
  $1,814,665 (1997) and $1,587,384 (1996) ......      2,116,980       2,081,585
Receivables, principally from rentals ..........      1,522,755       1,443,576
Other deferred charges including deferred
  leasing commissions ..........................      3,954,588       4,304,324
                                                   ------------    ------------
                                                   $ 52,691,404    $ 55,521,358
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL/DEFICIENCY

Accounts payable ...............................   $  2,968,193    $  2,755,221
Accrued real estate taxes ......................      4,761,969       4,630,585
Accrued Interest ...............................        396,895         396,153
Distributions payable to General Partners,
  Special Limited Partners and Limited Partner .     16,386,813      20,889,097
Sundry liabilities and other accrued expenses ..      2,881,168       3,439,050
Note payable to related parties ................     18,000,000      18,000,000
Mortgages payable (Note 5) .....................     38,301,643      40,314,558
Deposits and rents received in advance .........      1,888,724       1,946,639
                                                   ------------    ------------
                                                     85,585,405      92,371,303
                                                   ------------    ------------

Partners' Capital (Deficiency):
  General Partners .............................     (9,030,423)     (8,388,913)
  Special Limited Partners .....................    (41,834,676)    (44,098,397)
  Limited Partner (represented by the equivalent
    of 820,000 Participation Interests) ........     17,971,098      15,637,365
                                                   ------------    ------------
                                                    (32,984,001)    (36,849,945)
                                                   ------------    ------------
                                                   $ 52,691,404    $ 55,521,358
                                                   ============    ============


Note: The balance sheets at December 31, 1996 has been derived from the audited financial statements at that date.

See notes to financial statements

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                             STATEMENT OF OPERATIONS

                                                         FOR THE SIX MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                      -----------------------------   -----------------------------
                                                      JUNE 30, 1997   JUNE 30, 1996   JUNE 30, 1997   JUNE 30, 1996
                                                      -------------   -------------   -------------   -------------
Revenues:
Gross revenues from real estate .....................   $23,847,921     $26,079,530     $12,071,869    $13,133,045
Interest ............................................        64,491          39,569          12,807          8,493
                                                        -----------     -----------     -----------    -----------
                                                         23,912,412      26,119,099      12,084,676     13,141,538
                                                        -----------     -----------     -----------    -----------
Expenses:
Leasehold rentals ...................................       295,363         631,535         145,995        316,809
Real estate taxes ...................................     4,773,301       5,410,844       2,374,353      2,705,423
Interest on mortgages ...............................     2,385,209       2,504,792       1,193,019      1,276,499
Other Expenses ......................................    10,020,781      11,808,591       4,685,139      5,850,974
Co-owners share of income ...........................        22,548          33,566          19,403         17,711
Depreciation and amortization of real estate ........     1,544,687       1,671,691         758,709        835,845
Amortization of mortgage refinancing costs ..........        25,437          98,274          22,186         49,136
                                                        -----------     -----------     -----------    -----------
                                                         19,067,328      22,159,293       9,198,854     11,052,397
                                                        -----------     -----------     -----------    -----------
Income before items shown below .....................     4,845,084       3,959,806       2,885,812      2,089,141
Loss on Lease Assignment (Note 7)....................      (711,522)                       (711,522)
                                                        -----------     -----------     -----------    -----------
                                                          4,133,562       3,959,806       2,174,290      2,089,141
Payments required under the Limited
  Partnership Agreement:
  To the Limited Partner ............................         7,500           7,500           3,750          3,750
  To the General and Special Limited Partners .......       170,118         181,429          65,596         91,024
                                                        -----------     -----------     -----------    -----------
                                                            177,618         188,929          89,348         94,774
                                                        -----------     -----------     -----------    -----------
Net income transferred to Partners'
  Capital Accounts ..................................   $ 3,955,944     $ 3,770,877     $ 2,084,942    $ 1,994,367
                                                        ===========     ===========     ===========    ===========
Net Income allocable as follows (based on
  terms of the Limited Partnership Agreement):
  General Partners ..................................   $  (641,510)    $    56,564     $  (669,575)   $    29,916
  Special Limited Partners ..........................     2,263,721       1,828,875       1,356,225        967,268
  Limited Partner (represented by the equivalent
    of 820,000 Participation Interests - unchanged
    during the periods) .............................     2,333,733       1,885,438       1,398,232        997,183
                                                        -----------     -----------     -----------    -----------
                                                        $ 3,955,944     $ 3,770,877     $ 2,084,942    $ 1,994,367
                                                        ===========     ===========     ===========    ===========
Per Participation Interest:
Net Income ..........................................   $     2.846      $   2.2993     $    1.7051    $    1.2161
                                                        ===========     ===========     ===========    ===========

See notes to financial statements

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                    UNAUDITED
                             STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996


                                                                  1997              1996
                                                                  ----              ----
OPERATING ACTIVITIES:
  Net income .............................................   $ 3,955,944      $ 3,770,877
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization of real estate .........     1,544,687        1,671,691
    Amortization of mortgage refinancing costs ...........        25,437           98,274
    Loss on lease assignment..............................       711,522
    Amortization of deferred leasing commissions .........       514,217          552,931
    Changes in operating assets and liabilities:
      (Increase) Decrease in due from managing agent .....       (35,395)         934,116
      (Increase) in receivables...........................       (79,180)        (211,774)
      (Increase) in other deferred charges ...............      (189,919)      (1,060,080)
      Decrease in accounts payable .......................       212,972        1,390,639
      Increase in accrued real estate tax ................       131,384           78,309
      Increase (Decrease) in accrued interest ............           742          (38,682)
      (Decrease) Increase in sundry and other accrued
        expenses .........................................      (554,618)         115,012
      (Decrease) Increase in deposits and rents received
        in advance .......................................       (57,915)         209,284
                                                             -----------      -----------
         Net Cash Provided by Operating Activities .......     6,179,878        7,510,597
                                                             -----------      -----------
INVESTING ACTIVITIES:
  Property improvements...................................    (1,524,747)      (1,813,822)
                                                             -----------      -----------
FINANCING ACTIVITIES:
  Distributions of net operating revenues to General
   Partners, Special Limited Partners and Limited Partners    (4,502,284)      (5,174,816)
  Principal payments on mortgage payable .................    (2,012,915)      (2,023,934)
                                                             -----------      -----------
         Net Cash (Used in)
          Financing Activities ...........................    (6,515,199)      (7,198,750)
                                                             -----------      -----------
         (Decrease) in Cash and Cash Equivalents .........    (1,860,068)      (1,501,975)

Cash and Cash Equivalents at Beginning of Year ...........     5,187,591        3,090,409
                                                             -----------      -----------
Cash and Cash Equivalents at End of Year .................   $ 3,327,523      $ 1,588,434
                                                             ===========      ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest .................   $ 2,384,468      $ 2,543,474
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

NOTE 2

     In the opinion of the Company, the accompanying Unaudited Financial Statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 1997 and 1996, and the results of operations for the six months then ended.

NOTE 3

     The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

     The net income for Federal income tax purposes is $4,343,375 (June 30, 1997) and $4,291,644 (June 30, 1996) as compared with net income of $3,955,944 and $3,770,877 respectively, as shown in the statement of operations. The differences result principally from (a) rents received in advance and recognized currently for income tax purposes, and (b) differences in depreciation expense resulting from differences in the basis of real estate for tax and financial reporting purposes.

NOTE 5 - Mortgage Payable

     During the six months ended June 30, 1997, IPA, in addition to a regular mortgage amortization of $12,915, made a principal payment in the amount of $2,000,000, reducing the mortgage balance from $40,314,558 as of January 1, 1997 to $38,301,643 as of June 30, 1997. On March 28, 1997 a first notification was made between IPA and Chase Manhattan Bank. The maturity date was extended through January 2, 1998.

     On November 13, 1995, Registrant and First Fidelity Bank ("Fidelity") entered into a modification of the mortgage note held by Fidelity on Registrant's Federal Trust building in Newark, New Jersey. Effective January 1, 1996, the maturity date of the note was extended to June 30, 1997. Interest on the amended note is based on the weekly average yield on U.S. Treasury Securities plus 2% and the modification calls for the monthly payment of principal and interest. The principal balance of the Fidelity loan at June 30, 1997 was $454,155.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)


Note 6 - Subsequent Event

     On July 14, 1997, as part of a workout with First Union National Bank, the holder of the first mortgage on the property located at 24 Commerce Street, Newark, N.J., IPA transferred title to the property to an unrelated entity. IPA was relieved of liability for the outstanding balance of the mortgage loan ($441,254) and received a full release from any future liability with respect to the mortgage loan. As of the date of the transfer, IPA was incurring losses of approximately $30,000 per month and anticipated that deficits would increase in the coming months. The estimated capital loss arising from this transaction is $60,000 for federal income tax purposes as compared with $10,000 for financial statement purposes.

Note 7 - Lease Assignment

     On June 1, 1997 IPA assigned to an unrelated party its ground lease with the City of Newark, New Jersey on the property located at 1180 Raymond Blvd. having a net book value of $711,522. As a consequence of the transaction, IPA was relieved of liability for ground lease rent and real estate taxes on the property from and after June 1, 1997. As of the date of the assignment, IPA was incurring operating losses of approximately $65,000 per month. For the period ending June 30, 1997, IPA recognized a loss of $711,522 from this transaction.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gross revenue from rentals for 1997 decreased approximately 8.56% as compared to 1996. The decrease was due primarily to a ground lease termination at 744 Broad Street building and all tenants vacating the 570 Broad Street building in Neward, New Jersey.

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

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

PART 2 - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On May 6, 1997, the holders of limited partner participation interests ("PPIs") approved an amendment to the Agreement of Limited Partnership of Registrant (the "Amendment"). The Amendment provided for the continuation of Registrant notwithstanding the death of its General Partner, Harry B. Helmsley, on July 4, 1997. The Amendment was effective May 22, 1997. The holders of 508,970 PPIs, constituting approximately 61% of the amount outstanding, voted "For" the Amendment; the holders of 7,128 PPIs voted against the Amendment; and the holders of 75,000 PPIs (approximately 9.1%), abstained.

Item 6. Exhibits and Reports on Form 8-K

     (a) Amendment, dated May 22, 1997, to Agreement of Limited Partnership of Investment Properties Associates (incorporated by reference to Registrant's Consent Statement, dated April 17, 1997).

     (b) Form 8-K, dated June 24, 1997 relating to agreement in principle for sale of properties.

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


                                            INVESTMENT PROPERTIES ASSOCIATES
                                                       (Registrant)

DATE   9/16/96
     -----------
                                            /s/ Irving Schneider
                                            --------------------------------
                                                      (Signature)
                                            IRVING SCHNEIDER
                                            General and Special Limited Partner