Form 10-Q
period 1997-09-30
INVESTMENT PROPERTIES ASSOCIATES
filed 1997-12-17
CIK 52067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 1997       Commission File Number 0-5537

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

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                 BALANCE SHEETS
                 AS AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1997           1996
                                                   -------------   ------------
                                                   (Unaudited)        (Note)
ASSETS

Real estate, at cost ...........................   $129,740,300    $138,214,361
  Less: Accumulated depreciation and
         amortization ..........................     88,586,251      95,710,079
                                                   ------------    ------------
                                                     41,154,049      42,504,282

Cash and cash equivalents ......................      2,216,566       5,187,591
Due from managing agent (Helmsley-Spear, Inc.)
  including tenants' security deposits of
  $1,804,738 (1997) and $1,587,384 (1996) ......      2,202,476       2,081,585
Receivables, principally from rentals ..........      1,503,715       1,443,576
Other deferred charges including deferred
  leasing commissions ..........................      5,983,486       4,304,324
                                                   ------------    ------------
                                                   $ 53,060,292    $ 55,521,358
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL/DEFICIENCY

Accounts payable ...............................   $  2,913,809    $  2,755,221
Accrued real estate taxes ......................      3,680,499       4,630,585
Accrued Interest ...............................        375,094         396,153
Distributions payable to General Partners,
  Special Limited Partners and Limited Partner .     16,384,184      20,889,097
Sundry liabilities and other accrued expenses ..      3,349,033       3,439,050
Note payable to related parties ................     18,000,000      18,000,000
Mortgages payable (Note 5) .....................     37,347,488      40,314,558
Deposits and rents received in advance .........      1,924,894       1,946,639
                                                   ------------    ------------
                                                     83,975,001      92,371,303
                                                   ------------    ------------

Partners' Capital (Deficiency):
  General Partners .............................     (9,015,424)     (8,388,913)
  Special Limited Partners .....................    (40,867,486)    (44,098,397)
  Limited Partner (represented by the equivalent
    of 820,000 Participation Interests) ........     18,968,201      15,637,365
                                                   ------------    ------------
                                                    (30,914,709)    (36,849,945)
                                                   ------------    ------------
                                                   $ 53,060,292    $ 55,521,358
                                                   ============    ============


Note: The balance sheets at December 31, 1996 has been derived from the audited financial statements at that date.

See notes to financial statements

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                             STATEMENT OF OPERATIONS
                                    (Note 1)

                                                        FOR THE NINE MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                      -----------------------------   -----------------------------
                                                      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                           1997           1996            1997            1996
                                                      -------------   -------------   -------------   -------------
Revenues:
Gross revenues from real estate .....................   $35,298,912     $38,183,981     $11,450,991    $12,104,451
Interest ............................................        85,049          48,565          20,558          8,996
                                                        -----------     -----------     -----------    -----------
                                                         35,383,961      38,232,546      11,471,549     12,113,447
                                                        -----------     -----------     -----------    -----------
Expenses:
Leasehold rentals ...................................       430,446         780,419         135,083        148,884
Real estate taxes ...................................     7,172,221       7,645,222       2,398,918      2,234,378
Interest on mortgages ...............................     3,538,539       3,701,729       1,153,330      1,196,937
Other Expenses ......................................    14,969,149      17,457,555       4,948,368      5,658,964
Co-owners share of income ...........................        44,317          38,142          21,769          4,576
Depreciation and amortization of real estate ........     2,255,659       2,460,668         710,972        788,977
Amortization of mortgage refinancing costs ..........        47,623         147,411          22,186         49,137
                                                        -----------     -----------     -----------    -----------
                                                         28,457,954      32,241,146       9,390,626     10,081,853
                                                        -----------     -----------     -----------    -----------
Income before items shown below .....................     6,926,007       5,991,400       2,080,923      2,031,594
Loss on Lease Assignment ............................      (711,522)
Loss on Sale of Real Estate .........................       (14,913)                        (14,913)
Loss on Ground Lease Termination ....................                      (752,646)                      (752,646)
                                                        -----------     -----------     -----------    -----------
                                                          6,199,572       5,238,754       2,066,010      1,278,948
                                                        -----------     -----------     -----------    -----------
Guaranteed payments required under the
  Limited Partnership Agreement:
  To the Limited Partner ............................        11,250          11,250           3,750          3,750
  To the General and Special Limited Partners .......       253,086         267,276          82,968         85,847
                                                        -----------     -----------     -----------    -----------
                                                            264,336         278,526          86,718         89,597
                                                        -----------     -----------     -----------    -----------
NET INCOME TRANSFERRED TO PARTNERS'
  CAPITAL ACCOUNTS ..................................   $ 5,935,236     $ 4,960,228     $ 1,979,292    $ 1,189,351
                                                        ===========     ===========     ===========    ===========
Net Income (loss) allocable as follows (based on
  terms of the Limited Partnership Agreement):
  General Partners ..................................   $  (626,511)    $  (666,953)    $    14,999    $  (723,517)
  Special Limited Partners ..........................     3,230,911       2,770,744         967,190        941,869
  Limited Partner (represented by the equivalent
    of 820,000 Participation Interests - unchanged
    during the periods) .............................     3,330,836       2,856,437         997,103        970,999
                                                        -----------     -----------     -----------    -----------
                                                        $ 5,935,236     $ 4,960,228     $ 1,979,292    $ 1,189,351
                                                        ===========     ===========     ===========    ===========
Per Participation Interest:
Net Income ..........................................   $    4.0620      $   3.4835     $    1.2160    $    1.1842
                                                        ===========     ===========     ===========    ===========

See notes to financial statements

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                    UNAUDITED
                             STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996


                                                                  1997              1996
                                                                  ----              ----
OPERATING ACTIVITIES:
  Net income .............................................   $ 5,935,236      $ 4,960,228
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization of real estate .........     2,255,659        2,460,668
    Amortization of mortgage refinancing costs ...........        47,623          147,411
    Loss on Lease Assignment..............................       711,522
    Loss on Sale of Real Estate ..........................        14,913
    Loss on ground lease termination .....................                        752,646
    Amortization of deferred leasing commissions .........       818,379          831,376
    Changes in operating assets and liabilities:
      (Increase) Decrease in due from managing agent .....      (120,891)         897,124
      (Increase) in receivables...........................       (60,139)         (51,738)
      (Increase) in other deferred charges ...............    (2,132,923)      (3,322,043)
      Increase in accounts payable .......................       158,588        1,387,515
      (Decrease) in accrued real estate tax ..............      (950,086)        (886,080)
      (Decrease)  in accrued interest ....................       (21,060)         (49,363)
      (Decrease) Increase in sundry and other accrued
        expenses .........................................       (92,646)         319,975
      (Decrease) Increase in deposits and rents received
        in advance .......................................       (21,745)         184,146
                                                             -----------      -----------
         Net Cash Provided by Operating Activities .......     6,542,430        7,631,865
                                                             -----------      -----------
INVESTING ACTIVITIES:
  Property improvements...................................    (2,044,101)      (2,649,623)
                                                             -----------      -----------
FINANCING ACTIVITIES:
  Distributions of net operating revenues to General
   Partners, Special Limited Partners and Limited Partners    (4,502,284)      (5,174,816)
  Principal payments on mortgage payable .................    (2,967,070)      (2,536,193)
                                                             -----------      -----------
         Net Cash (Used in)
          Financing Activities ...........................    (7,469,354)      (7,711,009)
                                                             -----------      -----------
         (Decrease) in Cash and Cash Equivalents .........    (2,971,025)      (2,728,767)

Cash and Cash Equivalents at Beginning of Year ...........     5,187,591        3,090,409
                                                             -----------      -----------
Cash and Cash Equivalents at End of Year .................   $ 2,216,566      $   361,642
                                                             ===========      ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest .................   $ 3,559,599      $ 3,751,092
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

NOTE 2

     In the opinion of the Company, the accompanying Unaudited Financial Statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1997 and 1996, and the results of operations for the nine months then ended.

NOTE 3

     The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

     The net income for Federal income tax purposes is $6,538,067 (September 30, 1997) and $4,912,470 (September 30, 1996) as compared with net income of $5,935,236 and $4,960,228 respectively, as shown in the statement of operations. The differences result principally from (a) rents received in advance and recognized currently for income tax purposes, and (b) differences in depreciation expense resulting from differences in the basis of real estate for tax and financial reporting purposes.

NOTE 5 - Mortgage Payable

     During the nine months ended September 30, 1997, Investment Properties Associates made amortization payments of $2,967,070. These included $25,816 of regular quarterly scheduled mortgage reductions, $2,500,000 in reduction of the Chase mortgage, and $441,254 to First Union National Bank.

     On July 14, 1997, as part of a workout with First Union National Bank, the holder of the first mortgage on the property located at 24 Commerce Street, Newark, N.J., IPA transferred title to the property to an unrelated entity. IPA was relieved of liability for the outstanding balance of the mortgage loan ($441,254) and received a full release from any future liability with respect to the mortgage loan. As of the date of the transfer, IPA was incurring losses of approximately $30,000 per month and anticipated that the deficits would increase in the coming months. The capital loss arising from this transaction is $65,573 for federal income tax purposes as compared with $14,913 for financial statement purposes.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)


Note 6 - Lease Assignment

     On June 1, 1997 IPA assigned to an unrelated party its position as ground tenant under its lease with the City of Newark, New Jersey on the property located at 1180 Raymond Blvd. in Newark. As a consequence of the transaction, IPA is relieved of liability for ground lease rent and real estate taxes on the property from and after June 1, 1997. As of the date of the assignment of the ground lease, IPA was incurring operating losses of approximately $65,000 per month with respect to 1180 Raymond Blvd. For federal income tax purposes, the capital loss arising from this transaction is $739,889 as compared with $711,52 for financial statement purposes.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gross revenue from rentals for 1997 decreased approximately 7.56% as compared to 1996. The decrease was due primarily to a ground lease termination at 744 Broad Street, 1180 Raymond Blvd. Building sale of 24 Commerce Building and all tenants vacating the 570 Broad Street building in Newark, New Jersey.

     The decrease in other expenses in 1997 as compared to 1996 is principally attributable to the reduction of number of buildings in operation as described above, decrease in security labor, heating cost, building repairs, cleaning and electric.

     The decrease in real estate taxes was attributable primarily to decreases in real estate assessments for properties located in New York City, ground lease termination at 744 Broad Street building, 1180 Raymond Blvd. Building and sale of 24 Commerce building offset by the increase in Chicago properties.

     The decrease in leasehold rentals was due to the ground lease termination at 744 Broad Street building and 1180 Raymond Blvd. building.

     The decrease in interest expense was due to the reduction in mortgage principal balance. The decrease in depreciation and amortization of real estate was primarily due to the ground lease termination at 744 Broad Street building, 1180 Raymond Blvd. building and 24 Commerce building.

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


                                            INVESTMENT PROPERTIES ASSOCIATES
                                                       (Registrant)

December 12, 1997

                                            /s/ Irving Schneider
                                            ------------------------------------
                                                      (Signature)
                                            IRVING SCHNEIDER
                                            General and Special Limited Partner