Form 10-K
period 1997-12-31
INVESTMENT PROPERTIES ASSOCIATES
filed 1998-04-15
CIK 52067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ________ to __________

                           Commission File No.: 0-5537

                        INVESTMENT PROPERTIES ASSOCIATES
             (Exact Name of Registrant as specified in its charter)

A New York Limited Partnership                                  13-2647723
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                  60 East 42nd Street, New York, New York 10165
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (212) 687-6400

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

             820,000 Participations in Limited Partnership Interest
                                (Title of Class)

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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_________ No_________

Documents Incorporated by Reference -- None.


                               Page 1 of __ Pages

                                     PART I

      This report contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of any number of factors discussed herein including, without limitation, under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." When used in this report, the words "anticipate," "estimate," "intend," "believe," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, intended, believed or projected.

      1. Business.

      (a) General Development of Business. Investment Properties Associates ("IPA" or "Registrant") is a New York limited partnership formed pursuant to a Limited Partnership Agreement dated as of May 15, 1969, as amended on October 2, 1969, October 31, 1969, December 3, 1969, and May 30, 1997 (the "Partnership Agreement").

      Harry B. Helmsley, a General Partner of Registrant, died on January 4, 1997. Upon his death, Mr. Helmsley's general partnership interest in IPA was converted to a special limited partner interest, which was inherited by his spouse, Leona M. Helmsley, from Mr. Helmsley's estate as of December 31, 1997 (the "Converted Special L.P. Interest"). Under the terms of the Partnership Agreement as in effect on the date of Mr. Helmsley's death, the General Partners were required to create a new limited partnership with the same attributes as Registrant and to convey all of the assets and liabilities of Registrant to such entity. Such action would have involved substantial transfer tax, insurance premium costs and other related expenses and no benefit to the partners of Registrant or to the holders of Participation Interests ("Participation Interests" and "PPIs") in the limited partnership interest of the limited partner of Registrant. Accordingly, Registrant obtained the approval of the holders of a majority of the PPIs to, among other things, amend the Agreement to permit the remaining General Partners to elect to continue the business of Registrant in the event of the death of a General Partner and to make such election with respect to the death of Mr. Helmsley. Such amendments were effective on May 30, 1997 (the "Amendments"). As contemplated by the amended Partnership Agreement, effective July 3, 1997, H Associates LLC ("H Associates"), an entity owned by Leona M. Helmsley, was admitted as a General Partner of Registrant. H Associate's economic interest in Registrant was acquired from Helmsley-Noyes Company, Inc., also a General Partner of Registrant.

      On February 4, 1997, Registrant announced that it was offering its commercial properties for sale. No sale was concluded. On July 24, 1997, Registrant announced that it would not pursue a sales effort at such time.

      At December 31, 1997, Registrant owned fee titles to, or leasehold estates in, eleven commercial properties, a 50% interest in one commercial property, a 73-1/3% beneficial interest in another commercial property and fee title to two unimproved real properties (collectively, the "Properties"). The Properties are located in New York, New York; Chicago, Illinois; Midland, Texas; Houston, Texas; and Newark, New Jersey. Subsequent to December 31, 1997, Registrant sold one of its properties.

      On November 30, 1994, Registrant borrowed $6,000,000 from Irving Schneider, a General Partner of Registrant, and $12,000,000 from an affiliate of Harry B. Helmsley, also a General Partner (collectively, the "Affiliate Loans"). The Affiliate Loans, which are due and payable on demand, bear interest at the rate announced from time to time by Chase Bank, N.A. ("Chase") as its "prime rate." The proceeds of the Affiliate Loans were used by Registrant (i) to prepay indebtedness owed to Chase in the amount of $10,750,000 (which amount Chase subsequently readvanced to Registrant in connection with the extension of the mortgage loans relating to 1440 Broadway, 245 Fifth Avenue, 261 Fifth Avenue, all in New York, New York, and One North Dearborn and One LaSalle, both in Chicago, Illinois, and the cross collateralization and cross defaults among these properties); (ii) to pay the outstanding accrued interest on the Bonds due on December 1, 1994 in the amount of $484,000; (iii) to pay outstanding distribution obligations to the Special Limited Partners in respect of 1993 net operating revenues, which were past due since March 31, 1994 in the amount of $5,317,000; and (iv) to reduce a portion of Registrant's accounts payable to trade creditors by approximately $1,449,000. Registrant paid $1,513,625 and $1,540,750 in interest under the Affiliate Loans during 1996 and 1997, respectively.

      On December 1, 1994, The Chase Manhattan Bank ("Chase") loaned $10,750,000 to Registrant, which funds were used by Registrant to repay its 9% Junior Mortgage Bonds (the "Bonds") in full on such date. Chase also agreed to extend the final maturity date of Registrant's mortgage loans relating to its 1440
Broadway, 245 Fifth Avenue and 261 Fifth Avenue properties in New York, New York, and to its One North Dearborn and One LaSalle buildings in Chicago (collectively, the "Chase Loans") from January 2, 1995 to January 2, 1997. On April 25, 1995, Registrant and Chase entered into a Note Modification Agreement providing for the extension of the maturity of the Chase Loans and the cross collateralization and cross defaults among the properties that secure the Chase Loans. In addition, the Registrant was given the option of paying interest on the Chase Loans based on LIBOR plus 2.25% or prime plus .375%. Pursuant to a Second Note Modification Agreement, the maturity of the Chase Loans has been further extended to January 2, 1999.

      During 1997, Registrant made principal payments of $3,025,816 in the aggregate on its first mortgage loans including a $3,000,000 net reduction of the mortgage loan held by Chase. The aggregate principal amount of the Chase Loans at December 31, 1997 was $32,847,488.

      On June 1, 1997, Registrant assigned its ground lease with the City of Newark, New Jersey on the property located at 1180 Raymond Boulevard to a newly-formed corporation. The assignee has agreed that such assignment was received by it as agent for Registrant. In connection with this transfer, management had determined that, due to the recurring operating losses sustained by this property and the general deterioration of the surrounding area, the transferred leasehold had no value, and recorded a reserve for impairment equal to the book value of the leasehold of $711,522 at the transfer date. In December 1997, Registrant received from a third party an offer of $1,350,000 for its 1180 Raymond Blvd. ground lease. Upon receipt of the offer Registrant reversed the previously recorded reserve for impairment. On January 22, 1998, the property was sold for $1,350,000. In connection with such sale, past due property taxes on the property totalling $410,143 were paid to the City of Newark with a portion of the sale proceeds.

      On July 14, 1997, as part of an arrangement with First Union National Bank, the holder of the first mortgage on the property located at 24 Commerce Street, Newark, N.J., Registrant transferred title to the property to an unrelated entity. By reason of such arrangement, Registrant was relieved of liability for the outstanding balance of the mortgage loan ($441,254) and received a full release from any future liability with respect to such loan.

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

      Registrant's properties taken as a whole are leased to large numbers of lessees and Registrant is not dependent upon any single lessee, the loss of which would have a material adverse effect on Registrant. Due to the nature of the Registrant's business, Registrant has only one identifiable market segment and has no new products, uses no raw materials, owns no patents, trademarks, licenses, franchises or concessions and expends no sums for research and development. No material portion of Registrant's business is seasonal in nature.

      Registrant's needs for working capital are similar to those of other owners and operators of commercial real property and, generally, are provided for with cash generated from operations and, in some cases, borrowings.

      Each property owned by Registrant competes with real properties of similar function and quality in its geographic area. Commercial rental properties within a given geographic area tend to compete on the basis of location, amenities and price. Demand for commercial rental space is also dependent upon economic conditions prevailing in the particular geographical area and the quantity of suitable space in such area.

      Registrant employs approximately 144 people who handle maintenance of its properties. All of the Registrant's other operating functions, which consist primarily of property leasing and property management services, are performed by Helmsley-Spear, Inc. or affiliates of Helmsley-Spear, Inc., which entities may be deemed to be affiliates of Registrant. Management fees and leasing commissions charged by Helmsley-Spear, Inc. aggregated approximately $2,098,300 in 1997, $2,330,400 in 1996 and $2,362,700 in 1995. Additionally, Registrant
purchases some of its maintenance supplies and materials from Deco Purchasing Co., Inc. ("Deco"), an affiliate of one of its partners. Such purchases aggregated approximately $61,000 in 1997, $23,000 in 1996 and $13,000 in 1995.
Registrant believes that such services and products are supplied at prices that approximate those that would be available from non-affiliates. See Item 13.

      2. Properties.

      General. At December 31, 1997, Registrant owned fee titles to, or leasehold estates in, eleven commercial properties, a 50% interest in one commercial property, a 73-1/3% beneficial interest in another commercial property and fee title to two unimproved real properties (collectively, the "Properties"). The Properties are located in New York, New York; Chicago, Illinois; Midland, Texas; Houston, Texas; and Newark, New Jersey. The Properties have a total rentable area of approximately 4,726,000 square feet.

      Registrant takes a depreciation deduction for tax purposes on the buildings, building improvements and tenant improvements on its properties. See
Schedule III of the Financial Statements included elsewhere herein.

      The table below sets forth a description of each of the Properties owned by Registrant on December 31, 1997, its location, types of ownership and rentable area in square feet.

                                                                         Total
                                                                        Rentable
                                                                          Area
Property                         Description        Ownership          (Sq. Ft.)
--------                         -----------        ---------           --------
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

One LaSalle Bldg.                49-story office    Fee                  491,000
(1 N. LaSalle St.)               bldg.

360 No. Michigan Avenue Bldg.    21-story office    Leasehold (lease     259,000
(360 No. Michigan Ave.)          bldg.              expires 4/30/2058)

One N. Dearborn Bldg.            17-story office    Fee and Leasehold    938,000
                                 bldg.              (2 leases expire
                                                    3/31/2020 and
                                                    3/31/2077)

59 E. Van Buren Bldg.            27-story office    Fee                  182,000
                                 bldg.


6 N. Michigan Ave.               21-story office    73-1/3% beneficial   223,000
                                 bldg.              interest

                                                                         Total
                                                                        Rentable
                                                                          Area
Property                         Description       Ownership           (Sq. Ft.)
--------                         -----------       ---------           ---------
Texas

Midland Savings Bldg.            14-story office    Fee                 167,000
(Midland)(1)                     bldg. (currently
                                 vacant)

Edgewood Shopping Center         Unimproved         Fee                      --
(Houston)                        Land

Bellway Shopping Center          Unimproved         Fee                      --
(Houston)                        Land

New Jersey

Raymond Commerce Bldg.           37-story office    Leasehold (lease    359,000
(1180 Raymond Blvd.,             bldg.              expires 12/31/03)
Newark)(2)

570 Broad Street (Newark)(3)     14-story office    Fee                 190,000
                                 bldg.

Federal Trust Bldg. (24          20-story office    Fee                      --
Commerce St., Newark)(4)         bldg. and 7-story
                                 office bldg.

-----------
(1) Registrant is not attempting to rent space in such building since it does not believe that the building can be operated profitably under current market conditions. Such property is not material to Registrant's operations.

(2)   Registrant sold its leasehold on January 22, 1998.

(3)   Vacated by tenant during 1996.

(4) Registrant transferred title to this property to an unaffiliated third party on July 14, 1997.

      Additional Property Information. Four of Registrant's properties individually account for 10% or more of its total assets or revenues at December 31, 1997. Such properties are referred to above as 1440 Broadway, New York, New York; 261 Fifth Avenue, New York, New York; One North Dearborn, Chicago, Illinois and One North LaSalle, Chicago, Illinois.

      The estimated occupancy rate for the Registrant's 1440 Broadway property for 1997, 1996, 1995, 1994 and 1993 was approximately 74%, 61%, 73%, 70% and
71%, respectively. The average annual base rent per leased square foot at such property was approximately $26.91 in 1997, $28.10 in 1996, $23.94 in 1995 and $24.57 in 1994.

      The estimated occupancy rate for the Registrant's 261 Fifth Avenue property for 1997, 1996, 1995, 1994 and 1993 was approximately 80%, 80%, 78%,
72% and 74%, respectively. The average rental per square foot at such property was approximately $22.61 in 1997, $21.28 in 1996, $21.25 in 1995 and $20.49 in
1994.

      The estimated occupancy rate for the Registrant's One North Dearborn property for 1997, 1996, 1995, 1994 and 1993 was approximately 39%, 47%, 54%,
62% and 68%, respectively. The average rental per square foot at such property was approximately $18.59 in 1997, $16.25 in 1996, $16.44 in 1995 and $16.47 in
1994.

      The estimated occupancy rate of Registrant's One North LaSalle property for 1997, 1996, 1995, 1994 and 1993 was approximately 54%, 58%, 54%, 56% and
56%, respectively. The average rental per square foot at such property was approximately $16.32 in 1997, $14.74 in 1996, $13.80 in 1995 and $13.69 in 1994.

      Registrant's 1440 Broadway property is a 25 story commercial office building in midtown, Manhattan. Two separate tenants, both of which are clothing retailers, occupy 10% or more of the rental area of such building. The rental per annum of one clothing retailer is $4,458,000 and its lease expires on December 31, 1999, subject to two consecutive five year renewal options to 2004 and 2009 at then prevailing market rentals. The rental per annum of the other clothing retailer is $1,889,000 per year and such lease expires on December 31, 2002 with no renewal options. Effective January 27, 1998, approximately 92,950 square feet was rented to a new tenant whose lease expires in 2013. The base annual rental through January, 2003 under such lease is $1,093,115. From 2003 to 2008 the annual base rental will be $2,323,800. From 2008 to 2013, the annual base rental will be $2,602,658.

      Registrant's 261 Fifth Avenue property is a 25 story building located in midtown Manhattan. No single tenant of such property occupies 10% or more of the rentable area of such property.

      Registrant's One North Dearborn property has one tenant that occupies 10% or more of the rentable area of such property, a commercial bank. Effective January 31, 1997, a portion of the space with an annual rental of $425,000 was vacated. The remaining portion of the bank's space, with an annual rental of $4,636,000, has a portion expiring January 31, 2000 (with a renewal option for such portion) to 2004 at the then escalated rental) and a portion expiring April 30, 2000 (without any renewal options). Effective April 1, 1998, this tenant leased an additional 22,949 square feet through January 31, 2000 with an annual rental of $321,286.

      Registrant's One North LaSalle property has one tenant, a commercial bank, that leases 10% or more of the rentable area of such property. Such tenant's annual rental is $1,480,000 per year and the lease expires on December 31, 2000, without renewals.

      The Chicago and New York commercial real estate markets are highly competitive. In recent years, this has resulted in reduced occupancy rates at certain of Registrant's properties in these cities. In addition, rents per square foot have remained relatively constant. Although this trend may continue,

Registrant believes that rental rates remain high enough to operate these properties profitably for the foreseeable future, although there can be no assurances in this regard.

      The following table sets forth certain information concerning lease expirations for the Registrant's principal properties at December 31, 1997:

                                  1440 Broadway

                   Number of       Total Leased                         % of
                 Tenants whose       Area in                        Gross Annual
    Year       lease will expire   Square Feet     Annual Rental       Rental
    ----       -----------------   -----------     -------------       ------
    1998              21              25,700        $   797,904          7.1%
    1999              13             188,098          4,725,984         41.9%
    2000               4               5,090            121,627          1.1%
    2001               3              26,470            888,167          7.9%
    2002               2              84,654          1,930,003         17.1%
    2003               1                 318             27,635          0.2%
    2004               1               2,000            238,604          2.1%
    2005               4              13,884            886,383          7.9%
    2006               2              72,762          1,659,457         14.7%
2007 or later          0                   0                  0          0.0%
                      --             -------        -----------        ------
    Totals            51             418,976        $11,275,765        100.0%
                      ==             =======        ===========        ======

                                261 Fifth Avenue

                      Number of        Total Leased                   % of Gross
                    Tenants whose         Area in                       Annual
    Year          lease will expire     Square Feet   Annual Rental     Rental
    ----          -----------------     -----------   -------------     ------
    1998                 18               58,906       $1,213,956        16.0%
    1999                 20               67,105        1,532,380        20.3%
    2000                 11               30,823          738,686         9.8%
    2001                 10               38,838          912,324        12.1%
    2002                 11               35,584          814,752        10.8%
    2003                  1                6,929          148,289         2.0%
    2004                  2               12,772          296,724         3.9%
    2005                  1               10,322          226,191         3.0%
    2006                  0                    0                0         0.0%
2007 or later             4               73,327        1,683,012        22.2%
                         --              -------       ----------       -----
   Totals                78              334,606       $7,566,314       100.0%
                         ==              =======       ==========       =====

                               One North Dearborn

                        Number of
                         Tenants    Total Leased
                          whose         Area                          % of Gross
                       lease will    in Square                          Annual
      Year               expire         Feet       Annual Rental        Rental
      ----               ------     ------------   -------------        ------
      1998                  8           56,526       $1,296,000          19.2%
      1999                  1              626           25,008           0.4%
      2000                  3          299,288        5,104,920          75.7%
      2001                  0                0                0           0.0%
      2002                  1            3,850          173,250           2.6%
      2003                  0                0                0           0.0%
      2004                  0                0                0           0.0%
      2005                  2            2,480          143,136           2.1%
 2006                       0                0                0           0.0%
 2007 or later              0                0                0           0.0%
                           --          -------        ---------          ----
     Totals                15          362,770       $6,742,314         100.0%
                           ==          =======       ==========         =====

                                One North LaSalle

                    Number of        Total Leased                    % of Gross
                  Tenants whose         Area in          Annual        Annual
    Year        lease will expire     Square Feet        Rental        Rental
    ----        -----------------     -----------        ------        ------
    1998               30                52,300       $  968,904       22.7%
    1999               14                35,822          697,008       16.3%
    2000                7               157,123        2,323,596       54.4%
    2001                2                 3,754           74,756        1.7%
    2002                2                 8,180          128,628        3.0%
    2003                0                     0                0        0.0%
    2004                0                     0                0        0.0%
     2005               0                     0                0        0.0%
    2006                1                 4,626           81,024        1.9%
2007 or later           0                     0                0        0.0%
                       --               -------       ----------      ------
    Totals             56               261,805       $4,273,916      100.0%
                       ==               =======       ==========      ======

      3. Legal Proceedings.

      There are no material pending legal proceedings to which Registrant is a party or of which any of Registrant's property is the subject.

      4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of holders of PPIs at a meeting or otherwise during the fourth quarter of 1997. During 1997, Registrant solicited written consent from the holders PPIs seeking the approval of the Amendments. The Amendments, which were approved by written consent of the requisite holders of PPIs, were effective as of May 30, 1997, provided for (i) the ability of the remaining General Partners of Registrant to continue the business of Registrant after certain events of dissolution, including the death of Harry B. Helmsley;
(ii) the appointment of a new General Partner to replace a former General Partner, and various minor amendments related to the foregoing.

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

      The range of high and low closing bid quotations for PPIs in the over-the-counter market for the two most recent years were as follows:

                           1997                                 1996
                           ----                                 ----
                  High            Low                     High           Low
First Qtr.         60              38                      36             33
Second Qtr.        85              57                      46             32
Third Qtr.         86             65 1/2                   45            39 1/2
Fourth Qtr.        71              61                     45 1/4         36 1/2

      The foregoing over-the-counter quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of December 31, 1997, there were 610 holders of record of Participation Interests.

      Pursuant to the Partnership Agreement, Registrant is required to make certain cash distributions to holders of Participation Interests. Net operating revenues for each calendar year are distributable to the partners of Registrant approximately as follows:

      General Partners (as a group):                        .55%

                Irving Schneider

                H Associates LLC*

                Helmsley-Noyes Company, Inc.

                Minlyn, Inc.

      Converted Special L.P. Interest

                Leona M. Helmsley                           .95%

      Special Limited Partners (as a group):               48.5%

                Leona M. Helmsley

                Irving Schneider

      Limited Partner (nominee for
      holders of Partnership
      Participation Interests):                            50.0%

------------
* Replaced Harry B. Helmsley as of July 3, 1997 pursuant to the Amendments.

      The Limited Partner is the nominee for the holders of Participation Interests and all distributions to the Limited Partner are distributed ratably to the holders of 820,000 Participation Interests. If with respect to any calendar year the Limited Partner's distributive share (computed on the same basis as that used in preparing Registrant's Federal income tax return) of income (loss), plus one-half of such partner's distributive share of long-term capital gains, exceeds the net operating revenue allocated to the Limited Partner as referred to in the preceding paragraph, then Registrant must also distribute additional funds in an amount equal to such excess to the holders of Participation Interests. If Registrant does not have funds for such distribution (from cash on hand or borrowings), the Agreement obligates the General Partners to lend or contribute funds to Registrant for such purpose.

      In 1997, Registrant had "net operating revenues" (as defined) of $9,174,787, of which $4,923,892 in the aggregate (or $6.00 per Participation Interest, $.48 of which, for financial reporting purposes, represents a return of capital) was distributed on March 31, 1998 to the holders of record as of December 31, 1997 of Participation Interests. An aggregate of $4,923,892 in respect of 1997 net operating revenues is required to be distributed to the Special Limited Partners and General Partners identified above. The Special Limited Partners also deferred receipt of their distributions in respect of net operating revenues for 1994, 1995, 1996 and 1997. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

      "Net operating revenues" is defined in Registrant's partnership agreement as follows: for any year, (i) net taxable income of the Registrant, plus (ii) depreciation and amortization expenses allowable for income tax purposes during such year (but only to the extent of mortgage repayments), (iii) plus amortization of Bond issuance costs and Bond discount (which is not relevant after 1994), (iv) plus amortization of financing costs, (v) less principal repayments on mortgages. Net operating revenues of Registrant in recent years has exceeded cash available for distribution to Registrant's partners. This trend is anticipated to continue. Consequently, Registrant may have to borrow additional funds or sell properties to fund such distributions of net operating revenues in the future. In addition, Registrant's Special Limited Partners and General Partners have deferred receipt of their portion of 1994, 1995 1996 and 1997 net operating revenues. See "Item 7 below."

      6. Selected Financial Data.

                             1997           1996         1995          1994           1993
                             ----           ----         ----          ----           ----
Income Statement
Data

Gross revenues from       $46,463,473   $52,216,081   $53,879,055   $52,739,194   $55,663,069
real estate

Net Income transferred      8,726,836     8,452,069     9,331,341     8,702,453     9,369,900
to Partner's capital
accounts

Net operating               9,174,787     8,342,911     9,857,034    10,212,572    11,406,150
revenues, as defined

Net income per                 5.5280        5.8636        5.8446        5.4269        6.6122
Participation Interest:
Balance Sheet Data

Total assets              $53,585,976   $55,393,657   $55,061,349   $55,524,560   $54,562,430

Mortgages payable          36,847,488   $40,314,558   $43,363,342   $46,408,730   $43,656,775

9% Junior Mortgage               --            --            --            --     $10,750,000
Bonds

Chase Interim Loan               --            --            --            --     $ 6,000,000

Affiliate Loans           $18,000,000   $18,000,000   $18,000,000   $18,000,000          --


      7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      Liquidity and Capital Resources:

      Historically, Registrant's income for operations has been sufficient to provide for its expenses. From time to time, however, Registrant has borrowed funds to meet its short term liquidity needs. Registrant believes that its properties are not overly leveraged and that, under normal market conditions, it will be able to obtain additional financing as needed. Alternatively, Registrant may sell assets to discharge its obligations. On February 4, 1997, Registrant announced that it was offering its commercial properties for sale. On July 24, 1997, Registrant announced that it had suspended its sales effort.

      Pursuant to a Second Note Modification Agreement, the maturity of Registrant's Chase Loan was extended to January 2, 1999. See "Business" above. The Registrant's mortgage loan with Apple Bank pertaining to its 1328 Broadway property in New York City is scheduled to mature on April 24, 1998. Registrant anticipates that it will refinance this loan.

      Registrant is required to make certain cash distributions to its partners for each year. See "Item 5." Distributions to holders of Participation Interests in respect of 1994, through 1997 net operating revenues were provided for with cash from operations. The General and Special Limited Partners have deferred receipt of their portion of distributions in respect of 1994, 1995, 1996 and 1997 net operating revenues. Registrant believes that distributions to holders of Participation Interests of net operating revenues for 1997 will be provided for with cash from operations. Registrant also believes that the General Partners and Special Limited Partners will, if necessary, defer receipt of their entitlement to 1997 net operating revenues to accommodate the Registrants liquidity needs. Registrant does not know, however, whether the General Partners and the Special Limited Partners will make additional loans to the Registrant to finance such distributions. Registrant anticipates satisfying its working capital requirements for 1997 generally through cash from the operations and additional short-term borrowings or mortgage refinancings and/or the sale of properties.

      Net cash provided by operating activities was approximately $7.7 million in 1997 as compared to $12.9 million in 1996 and 11.2 million in 1995. Such lower levels in 1997 were primarily attributable to prepayment of real estate taxes due of approximately $2.0 million, additions to leasing commissions of approximately $1.2 million, and reductions in accounts payable, accrued leasing commissions and sundry liabilities of approximately $2.0 million. Net cash used in financing activities was approximately $8.4 million in 1997, 1996 and 1995. Net cash used in investing activities was approximately $2.2 million in 1997 as compared to $ 2.4 million in 1996 and $3.8 million in 1995. Mortgages payable decreased to approximately $36.8 million in 1997 as compared to $40.3 million in 1996 primarily due to scheduled mortgage principal payments.

      On November 30, 1994, Registrant borrowed $6,000,000 from Irving Schneider, a General Partner of Registrant, and $12,000,000 from an affiliate of Harry B. Helmsley, also then a General Partner, pursuant to the Affiliate Loans. The Affiliate Loans bear interest at the rate announced from time to time by Chase as its "prime rate" and are due and payable on demand. The proceeds of the Affiliate Loans were used by Registrant (i) to prepay indebtedness owed to Chase in the amount of $10,750,000 (which amount Chase subsequently readvanced to Registrant in connection with the Letter of Intent as defined below); (ii) to pay the outstanding accrued interest on the Bonds due on December 1, 1994 in the amount of $484,000; (iii) to pay outstanding distribution obligations to the Special Limited Partners in respect of 1993 net operating revenues, which were past due since March 31, 1994 in the amount of $5,317,000;

and (iv) to reduce a portion of Registrant's accounts payable to trade creditors by approximately $1,449,000.

      On December 1, 1994, Chase loaned $10,750,000 to Registrant, which funds were used by Registrant to repay the Bonds in full on such date. Chase also agreed to extend the final maturity date of Registrant's mortgage loans relating to three of its New York properties and to its One North Dearborn and One LaSalle buildings in Chicago (collectively, the "Chase Loans") from January 2, 1995 to January 2, 1997. On April 25, 1995, Registrant and Chase entered into definitive agreements providing for the extension of the maturity of the Chase Loans and the cross collateralization and the defaults among the properties that secure the Chase Loans. The maturity of the Chase Loans was extended to January 2, 1998 and, subsequently, to January 2, 1999.

      Pursuant to an agreement with Chase, Registrant has agreed to invest $1,000,000 at its 1440 Broadway property in New York. See "Business". Through December 31, 1997, Registrant has invested approximately $860,000 on tenant improvements and leasing commissions. Registrant has no present material commitments for any other capital expenditures in excess of normal business requirements and does not anticipate incurring any such commitments through 1997.

      The charges to operations for depreciation represent the allocation of historical costs and are significantly less than if they were based on the current cost to replace the Registrant's properties. Registrant, however, is prohibited by the Partnership Agreement from replacing its properties.

      Six of Registrant's properties are encumbered by first mortgages, all of which require payments of interest at variable rates. Consequently, if interest rates on such variable rate mortgages were to increase, Registrant could have less funds available for distribution to holders of Participation Interests.

      Until recently, computer programs were written to store only two digits of date- related information in order to more efficiently handle and store data. Thus the programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem." Registrant is primarily dependent on its Managing Agent, Helmsley-Spear, Inc. ("HSI"), for maintaining and processing financial information concerning IPA's properties and for its billing processes and accounting functions. HSI has advised IPA that, although it has not fully assessed the impact of the Year 2000 on its computer systems and data bases, it will probably need to replace its computer systems to effectively deal with the Year 2000 problem. HSI has advised IPA that it intends to resolve its Year 2000 issues in a timely manner. There can be no assurances, however, that HSI will be able to replace or upgrade its computer system in a timely manner so as to avoid all inconvenience or problems for IPA, or that a portion of the cost of such system upgrade will not be passed on to IPA. Such problems could include temporary inability to process transactions, send invoices or engage in similar activities. These problems could be substantially alleviated with manual processing on a delayed basis but there can be no assurances in this regard.

      Results of Operations:

1997 Compared to 1996

      Gross revenues from rentals for 1997 decreased approximately $5.7 million (approximately 11%) as compared to 1996, primarily due to the vacancy of the 570 Broad Street property in Newark, New Jersey since December 31, 1996, as well as the disposition of two other properties in Newark. In addition, lease termination fees decreased in 1997 as compared to 1996. Net income for 1997 increased approximately $274,000 (approximately 3.2%) primarily due to an increase in other revenues relating to real estate tax refunds and insurance proceeds. Total expenses decreased by approximately $4.2 million (approximately 9.8%) primarily as a result of decreases in leasehold rentals, interest, real estate taxes, repairs and maintenance and other property operating expenses.

      During 1997 approximately 14 tenants in various properties with an aggregate annualized rental of approximately $262,000 vacated their premises prior to the expiration of their leases. While leasing activity has recently been more active in New York, it remains relatively flat in Chicago and down in Newark. Tenants of Registrant have been able to negotiate lease renewals at rates lower than prior levels. Although Registrant anticipates continuing its practice of negotiating new leases and renewing others, Registrant believes more of its space may become vacant as a result of additional tenants going out of business, reducing their space requirements or relocating. In the competitive markets in which the Registrant's properties are located, it is often difficult to find acceptable replacement tenants, even at lower rents. These trends have adversely affected Registrant's results in 1997 and could continue to adversely affect Registrant's results in 1998. At December 31, 1997, Registrant did not have any receivables associated with such vacancies.

      For  1997   Registrant's   interest  expense  decreased  to  $4.7  million
(approximately 3.9%), primarily due to lower levels of average outstanding indebtedness.

      Registrant's real estate tax expense in 1997 totalled $9.4 million, which represents a decrease of approximately 4.7% over amounts expensed in 1996. This decrease is attributable primarily to decreases in certain real estate assessments and the disposition of certain properties. Registrant, under certain commercial leases, is able to pass a portion of the increases in real estate taxes, operating expenses and increases in the consumer price index to the tenants based on lease escalation clauses.

      Management fees decreased approximately 6.0% in 1997 as compared to 1996, primarily due to lower gross revenues from rentals. Depreciation expenses decreased approximately 2.8% in 1997 as compared to 1996, primarily due to the fact that certain of Registrant's properties became fully depreciated by 1996 and the disposition of certain properties. Other operating expenses decreased approximately 10.6% in 1997, primarily due to lower property taxes and interest expense and reduced property operating expenses and repair and maintenance.

      On June 1, 1997, Registrant assigned its ground lease with the City of Newark, New Jersey on the property located at 1180 Raymond Boulevard to a newly-formed corporation. The assignee has agreed that such assignment was received by it as agent for Registrant. In connection with this transfer, management had determined that, due to the recurring operating losses sustained by this property and the general deterioration of the surrounding area, the transferred leasehold had no value, and recorded a reserve for impairment equal to the book value of the leasehold of $711,522 at the transfer date. In December 1997, Registrant received from a third party an offer of $1,350,000 for its 1180 Raymond Blvd. ground lease. Upon receipt of the offer registrant reversed the previously recorded reserve for impairment. On January 22, 1998, the property was sold for $1,350,000. In connection with such sale, past due property taxes on the property totalling $410,143 were paid to the City of Newark with a portion of the sale proceeds.

1996 Compared to 1995

      Gross revenues from rentals (which included a $1 million lump sum payment from a tenant for early termination of its lease) for 1996 decreased approximately 3.2% as compared to 1995, primarily due to the following factors. Firstly, decreased occupancy rates at Registrant's Chicago and Newark properties have had an adverse affect on revenues. Secondly, Registrant terminated the ground lease at 744 Broad Street effective July 1, 1996 which resulted in a decline in revenue. Net income for 1996 decreased approximately $879,000 (approximately 9.4%) primarily due to the decrease in gross revenues mentioned above and a one time charge for loss on abandonment of real estate at 744 Broad Street, Newark, New Jersey. Total expenses decreased by approximately $1,578,000, primarily as a result of a decrease in real estate taxes, leasehold rentals and lower interest on indebtedness.

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

      None.

                                    PART III

      10. General Partners of the Registrant.

            (a) (b) Identification of General Partners.

      Registrant is a limited partnership. It does not have directors or executive officers. The information set forth below is provided with respect to the General Partners of the Registrant, who may be considered to occupy positions equivalent to directors or executive officers. There is no specific term of office for any General Partner of the Registrant. Each General Partner, with the exception of H Associates, has served in such capacity since December 4, 1969.

      The names, ages, and business experience during the past five years of the two individual General Partners of the Registrant, including their principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupations and employment were carried on, is as follows:

      Irving Schneider - 78; Executive Vice President of Helmsley-Spear, Inc. Mr. Schneider has been in the real estate business for over 50 years and owns and operates, individually or through partnerships, numerous real estate investments.

      H Associates - A limited liability company created in July, 1997, wholly-owned by Leona M. Helmsley, which was admitted as a General Partner of Registrant on July 3, 1997 to succeed Harry B. Helmsley.

      Helmsley-Noyes Company, Inc. (formerly Charles F. Noyes Company, Inc.), was incorporated in 1926. It is a real estate management firm in New York City, managing approximately 25 properties. It is owned by Helmsley Enterprises, Inc., which in turn is wholly-owned by the Harry B. Helmsley Revocable Trust, of which Leona M. Helmsley is the beneficiary.

      Minlyn, Inc. was formed in 1968. All of its stock is owned by Mr. Schneider. There is no family relationship between the two individual General Partners. Mr. Schneider is a director of Reliance Group Holdings, Inc. and Reliance Insurance Company.

      Harry B. Helmsley was a General Partner of Registrant until his death on January 4, 1997. He was succeeded by H Associates on July 3, 1997. H Associates acquired a nominal general partner interest from Helmsley-Noyes Corporation in connection with its admission as a General Partner.

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

      Paragraph 11A(3) of the Partnership Agreement provides for certain guaranteed payments to be made to the General Partners and Special Limited Partners of Registrant equal to 8-3/4% per annum of their "Remaining Original Cash Contribution." The Remaining Original Cash Contribution is $1,500,000, less the cumulative amounts distributed to the General Partners and Special Limited Partners from time to time in respect of the net proceeds of the sale of Registrant's properties. The Remaining Original Cash Contribution as of December 31, 1997 was $1,160,000. For the fiscal years ended December 31, 1997 and December 31, 1996, Registrant paid or accrued, pursuant to such paragraph 11A(3), guaranteed payments to the

General and Special Limited Partners in an aggregate amount of $101,500 as follows: Harry B. Helmsley - $67,566 (payable to Leona M. Helmsley in respect of the Converted Special L.P. interest), Irving Schneider - $33,732, Helmsley-Noyes Company, Inc. - $91, H Associates - $10, and Minlyn, Inc. - $101.

      Under the terms of the Partnership Agreement, since January 1, 1973, the General Partners are entitled to receive an annual payment equal to 1/2% of the gross operating income of Registrant. During the fiscal year ended December 31, 1997, Registrant accrued in connection with such annual payments an aggregate of $238,125 as follows: Harry B. Helmsley - $150,814 (payable to Leona M. Helmsley in respect of the Converted Special L.P. Interest), Irving Schneider - $71,437, Helmsley-Noyes Company, Inc. - $7,145, H Associates - $792, and Minlyn, Inc. - $7,937. During the fiscal year ended December 31, 1996, Registrant accrued in connection with such annual payments an aggregate amount of $261,499 as follows:
Harry B.  Helmsley  -  $165,618,  Irving  Schneider  -  $78,449,  Helmsley-Noyes
Company, Inc. - $8,716 and Minlyn, Inc. - $8,716. The total accrual to the General Partners and their affiliates in 1997 and 1996 in respect of their Original Cash Contribution and right to 1/2% of gross operating income were as follows: Leona M. Helmsley and Harry B. Helmsley - $226,418 and $242,001, respectively; Irving Schneider and his affiliates - $113,207 and $120,998, respectively. Mr. Schneider also is entitled to receive distributions of net operating revenues in his capacity as Special Limited Partners. See "Item 5" above.

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

      12. Security Ownership of Certain Beneficial Owners and Management.

      (a) Registrant is a limited partnership. Except to the extent set forth below, it does not have voting securities. The right to control the business of Registrant is vested in the General Partners of Registrant by virtue of provisions of the Partnership Agreement and Article 8A of the New York Partnership Law.

      The Partnership Agreement provides for modification or amendments of the Partnership Agreement upon obtaining the consents or affirmative votes of specified percentages of the Special Limited Partners and the Limited Partners, each voting as a class. The sole limited partner votes as directed by the holders of PPIs. To the extent that the Special Limited Partnership Interests and PPIs are considered voting securities, the following information is provided as to holders of 5% or more of each such class at December 31, 1997:

                                                   Amount and
                                                   Nature of
                        Name and Address of        Beneficial           Percent
Title of Class          Beneficial Owner           Ownership            of Class
--------------          ----------------           ---------            --------
Special Limited         Leona M. Helmsley                       -        66.66
Partnership Interest                               Direct

                        Irving Schneider                        -        33.34
                                                   Direct (2)

                                                   Amount and
                                                   Nature of
                        Name and Address of        Beneficial           Percent
Title of Class          Beneficial Owner           Ownership            of Class
--------------          ----------------           ---------            --------
Converted Special L.P.  Leona M. Helmsley          Direct                100.00%
Interest

Participation           Leona M. Helmsley          282,377(1)             34.44%
Interests

                        Irving Schneider           90,095                 10.99
                                                   Direct (2)

                        John D. and Catherine T.   87,000                 10.61
                        MacArthur Foundation c/o   Direct
                        Cyrus Smith
                        Chief Financial Officer
                        Foundation Land Company
                        4176 Burns Road
                        Palm Beach Garden, FL
                        33410-4653

---------------
(1) Includes: 258,877 PPIs owned directly by Mrs. Helmsley; 4,000 PPIs held by Helmsley-Noyes Company, Inc. (.5%), a company owned by Helmsley Enterprises, Inc., which in turn is wholly-owned by the Harry B. Helmsley Revocable Trust, under agreement dated December 13, 1989; 13,000 PPIs held by HBH Holdings Corp. (1.6%) and 6,500 PPIs held by Park Lane Hotel, Inc. (.8%). See Item 10 hereof as to H ownership of Helmsley-Noyes Company, Inc. HBH Holdings Corp. and Park Lane Hotel, Inc. are wholly-owned by Helmsley Enterprises, Inc. Mrs. Helmsley is the executor of the estate of Harry B. Helmsley and is the beneficiary of the Revocable Trust. Consequently, Mrs. Helmsley may be deemed to be the beneficial owner of such securities.

(2) Does not include 31,960 Participation Interests owned by Mr. Schneider's daughters (3.9%).

      (b) Registrant is a limited partnership and, as such, its affairs are managed by its General Partners. The following table sets forth the amount and nature of the beneficial ownership at December 31, 1997 of each class of partnership interests by its General Partners individually and as a group:

                                                  Amount and
                                                   nature of
                           Name and Address of     Beneficial         Percent
Title of Class             Beneficial Owner        Ownership          of Class
--------------             ----------------        ---------          --------
General Partnership        Irving Schneider
Interests                  880 Fifth Avenue
                           New York, NY            (1)                90.91

                           Leona M. Helmsley       Indirect(2)         9.09

                           As a group                                100.00 (2)

Special Limited            Leona M. Helmsley       Direct (3)         66.66
Partnership Interests

                           Irving Schneider        Direct (3)         33.34

                           As a group                                100.00


Converted Special          Leona M. Helmsley       Direct            100.00%
Limited Partner Interests

Participation Interests    Leona M. Helmsley       282,377(4)(5)      34.44

                           Irving Schneider        90,095             10.99
                                                   Direct (5)

                           As a group              372,472(4)(5)      45.42


-------------
(1) Mr. Irving Schneider owns approximately 90% of such interest directly and 10% indirectly through his ownership of Minlyn, Inc.; 60 East 42nd Street, New York, New York, which is also a General Partner of Registrant.

(2) Leona M. Helmsley is the sole owner of H Associates, which is a General Partner of Registrant and, indirectly, is the beneficial owner of Helmsley-Noyes, Company, Inc., also a General Partner of Registrant.

(3) The Special Limited Partnership Interests have the rights set forth in the Partnership Agreement and are not securities issued by Registrant. The Converted Special L.P. Interest represents the economic interest in Registrant formerly owned by Harry B. Helmsley in his capacity as a General Partner. See "Business."

(4) Includes: 258,877 PPIs owned directly by Leona M. Helmsley; also 4,000 PPIs held by Helmsley-Noyes Company, Inc. (.5%), a company owned by Helmsley Enterprises, Inc., which in turn is wholly-owned by the Harry B. Helmsley Revocable Trust, under agreement dated December 13, 1989; 13,000 PPIs held by HBH Holdings Corp. (1.6%) and 6,500 PPIs held by Park Lane Hotel, Inc. (.8%). HBH Holdings Corp. and Park

      Lane Hotel, Inc. are wholly-owned by Helmsley Enterprises, Inc. Mrs. Helmsley is the executor of the estate of Harry B. Helmsley and is the beneficiary of the Revocable Trust. Consequently, Mrs. Helmsley may be deemed to be the beneficial owner of such securities.

(5) Does not include 31,960 Participation Interests owned by Mr. Schneider's daughters (3.9%).



      13. Certain Relationships and Related Transactions.

      (a) Transactions with Management and Others.

      (b) Certain Business Relationships.

      As set forth in Item 11(a) above, during the year ended December 31, 1997 Registrant paid certain fees and certain guaranteed payments to each of its corporate General Partners, Helmsley-Noyes Company, Inc. and Minlyn, Inc., pursuant to the Partnership Agreement. See Item 10 hereof as to the ownership of said corporations.

      Helmsley-Spear, Inc., either directly or through various subsidiaries, acts as managing agent of the Properties. For such management and leasing brokerage services, Helmsley-Spear, Inc. charged Registrant the aggregate sum of approximately $2,098,318 during the fiscal year ended December 31, 1997. Leasing commissions charged by Helmsley-Spear, Inc. are based upon varying percentages of the annual rent paid by tenants obtained by Helmsley-Spear, Inc. Property management fees charged by Helmsley-Spear, Inc. are based upon negotiated amounts that are believed to be below market rate. Leasing fees charged by Helmsley-Spear, Inc. to Registrant are believed to be, from Registrant's perspective, on a basis that approximate those that would be available to Registrant from non-affiliates at arm's-length. Prior to September 24, 1997, Mr. Helmsley or his estate, was the indirect owner of substantially all of the capital stock of Helmsley-Spear, Inc. and Mr.

Schneider was a stockholder of Helmsley-Spear, Inc. and Executive Vice President of that company. On September 24, 1997, Mr. Schneider became a principal owner of Helmsley-Spear, Inc. which, previously, had been owned by Harry B. Helmsley or his estate. The amount of the commissions paid for such services is believed by Registrant to be no more than the amount which Registrant would be required to pay to unrelated parties performing such services.

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

            (ii) Amendment to Agreement of Limited Partnership, dated as of May 30, 1997.

            (10.1)Management    Agreement    dated   May   20,   1969    between
                  Helmsley-Spear, Inc. and Registrant is hereby incorporated by reference to Exhibit 12.1 to Registration Statement No. 2-33132. The leasing commissions and management fees currently being charged to the Registrant are consistent with the rates generally charged in the areas where the properties are located.

            (10.2)Forms of Promissory Notes, dated November 30, 1994, evidencing the  Affiliate  Loans is hereby  incorporated  by reference to
                  Exhibit 10.2 of Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

            (b)   Reports on Form 8-K filed  during  the period  covered by this
                  Report: None.

            (c)   Exhibits -- None.


            (d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

            (27)  Financial Data Schedule

                           Annual Report On Form 10-K

                      Item 14(A)(1) And (2) And Item 14(D)

          List Of Financial Statements And Financial Statement Schedule

              Financial Statements And Financial Statement Schedule

                          Year Ended December 31, 1997

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

                               New York, New York

                        Investment Properties Associates
                        (A New York Limited Partnership)

         Index Of Financial Statements And Financial Statement Schedule

The following financial statements of Investment Properties Associates are included in Item 8:

                                                                            Page

Report of Independent Auditors...............................................S-1
Balance Sheets-December 31, 1997 and 1996....................................S-2
Statements of Income-Years Ended December 31, 1997,
1996 and 1995........................................................S-3 and S-4
Statements of Changes in Partners' Capital (Deficiency)-
Years Ended December 31, 1997, 1996 and 1995.................................S-5
Statements of Cash Flows-Years Ended December 31, 1997,
1996 and 1995................................................................S-6
Notes to Financial Statements........................................S-7 to S-19


The following financial statement schedule of Investment
Properties Associates is included in Item 14(d):

Schedule III-Real Estate and Accumulated Depreciation..............S-20 and S-21

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been otherwise disclosed, and therefore have been omitted.

                         Report of Independent Auditors

Investment Properties Associates

We have audited the accompanying balance sheets of Investment Properties Associates (a New York Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, changes in partners' capital (deficiency) and cash flows for each of the years in the three year period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Properties Associates at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                        ERNST & YOUNG LLP

New York, New York
April 2, 1998

                        Investment Properties Associates
                        (A New York Limited Partnership)

                                 Balance Sheets

                                                        1997           1996
                                                    ----------------------------
Assets
Real estate, at cost (Notes 3, 5 and 14)           $136,524,047    $138,214,361
   Less accumulated depreciation and
   amortization                                      95,613,778      95,710,079
                                                   -----------------------------
                                                     40,910,269      42,504,282

Cash and cash equivalents                             2,240,190       5,187,591

Due from managing agent (Helmsley-
   Spear Inc.) including tenants'
   security deposit of $1,595,372 (1997)
   and $1,587,384 (1996) (Note 6)                     2,712,979       2,081,585

Receivables, principally for rentals                  1,459,925       1,443,576

Deferred charges, including deferred leasing
   commissions of $3,329,055 (1997)
   and $3,225,134 (1996)(Note 6)                      6,262,613       4,176,623
                                                   -----------------------------
Total assets                                       $ 53,585,976   $  55,393,657
                                                   =============================

Liabilities and partners' capital (deficiency)
Accounts payable                                   $  2,210,354   $   2,755,221
Accrued real estate taxes                             4,884,856       4,630,585
Accrued interest                                        393,144         396,153
Distributions payable to General Partners,
   Special Limited Partners and Limited
   Partner (Note 9)                                  25,234,597      20,761,396
Guaranteed payments due to General
   Partners, Special Limited Partners and
   Limited Partner (Note 7)                             384,625         393,000
Accrued leasing commissions and
   management fees due to Helmsley-
   Spear, Inc. (Note 6)                                 772,348       1,216,015
Sundry and accrued liabilities                          847,668       1,830,035
Notes payable to related parties(Note 4)             18,000,000      18,000,000
Mortgages payable (Note 5)                           36,847,488      40,314,558
Deposits and rents received in advance of
   $119,174 (1997) and $96,613 (1996)                 1,981,789       1,946,639
                                                   -----------------------------
Total liabilities                                    91,556,869      92,243,602
                                                   -----------------------------
Commitments and contingencies (Notes 11, 12
and 13)

Partners' capital (deficiency)
  (Notes 1, 7, 8 and 9):
     General Partners                                (3,089,297)     (8,388,913)
     Special Limited Partners                       (50,128,009)    (44,098,397)
     Limited Partner (represented by
       the equivalent of 820,000
       Participation Interests)                      15,246,413      15,637,365
                                                   -----------------------------
                                                    (37,970,893)    (36,849,945)
                                                   -----------------------------
Total liabilities and partners'
   capital (deficiency)                            $ 53,585,976    $ 55,393,657
                                                   =============================
See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                              Statements of Income

                                                  Year ended December 31,
                                             1997          1996          1995
                                         ---------------------------------------
Revenues:
Gross revenues from
 real estate (Note 12)                   $46,463,473   $52,216,081   $53,879,055
Interest and other income                  1,144,284        74,663       109,309
                                         ---------------------------------------
                                         $47,607,757    52,290,744    53,988,364
                                         ---------------------------------------

Expenses:
  Leasehold rentals (Note 11)                563,446       929,787     1,258,903
  Real estate taxes                        9,418,042     9,883,375    10,496,407
  Interest (Notes 4 and 5)                 4,690,344     4,879,233     5,394,017
  Management fees (Note 6)                 1,373,436     1,460,004     1,506,896
  Payroll and related expenses             5,026,993     5,208,172     5,379,123
  Repairs and maintenance expenses         2,928,374     3,530,972     2,964,873
  Other property expenses                  9,645,887    11,753,758    12,198,128
  Administrative expenses                    239,602       236,072       195,661
  Co-owners' share of
   (expense) income                           60,817        53,766        75,638
  Depreciation and
   amortization of real estate             3,349,946     3,447,071     3,487,384
  Amortization of leasing
   commissions                             1,122,721     1,128,228     1,127,422
  Amortization of mortgage
   refinancing costs                          91,775       184,266       188,152
                                         ---------------------------------------
                                          38,511,383    42,694,704    44,272,604
                                         ---------------------------------------
Income before items shown below            9,096,374     9,596,040     9,715,760

Loss on abandonment of real
 estate (Note 3)                                --         765,972          --

Loss on sale of real
 estate (Note 3)                              14,913          --            --
                                         ---------------------------------------

Income before guaranteed payments
 required under the Limited
 Partnership agreement (Note 7)          $ 9,081,461   $ 8,830,068   $ 9,715,760

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                        Statements of Income (continued)

                                                    Year ended December 31,
                                             1997           1996           1995
                                         ---------------------------------------
Guaranteed payments required
 under the Limited Partnership
 agreement (Note 7):
   To the Limited Partner                $  15,000     $   15,000     $   15,000
   To General and Special
    Limited Partners                       101,500        101,500        101,500
   To General Partners                     238,125        261,499        267,919
                                         ---------------------------------------
                                           354,625        377,999        384,419
                                         ---------------------------------------
Net income                               $8,726,836    $8,452,069     $9,331,341
                                         =======================================
Net income allocable
 as follows: (Note 8)

General Partners                         $   40,829    $ (633,678)    $  136,162

Special Limited Partners                  4,153,067     4,277,582      4,402,586

Limited Partner                           4,532,940     4,808,165      4,792,593
                                         ---------------------------------------
                                         $8,726,836    $8,452,069     $9,331,341
                                         =======================================
Net Income Per Limited
 Partner Participation Interest
  (820,000 units outstanding):           $   5.5280    $   5.8636     $   5.8446
                                         =======================================
See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

             Statements of Changes in Partners' Capital (Deficiency)

                                                                                       Special
                                                                                       Limited
                                                   Total        General Partners       Partners        Limited Partner
                                               -------------------------------------------------------------------------
Partners' Capital (Deficiency)
   December 31, 1994                           $(33,744,329)       $(7,578,062)       $(42,647,387)       $16,481,120

Distribution to General Partners,
  Special Limited Partners and Limited
  Partner (Note 9)                              (10,406,432)          (156,096)         (5,047,120)        (5,203,216)
Net income for the year ended
  December 31, 1995                               9,331,341            136,162           4,402,586          4,792,593
                                               -----------------------------------------------------------------------
Partners' Capital (Deficiency)
   December 31, 1995                            (34,819,420)        (7,597,996)        (43,291,921)        16,070,497

Distribution to General Partners,
  Special Limited Partners and Limited
  Partner (Note 9)                              (10,482,594)          (157,239)         (5,084,058)        (5,241,297)
Net income for the year ended
  December 31, 1996                               8,452,069           (633,678)          4,277,582          4,808,165
                                               -----------------------------------------------------------------------
Partners' Capital (Deficiency)
  December 31, 1996                             (36,849,945)        (8,388,913)        (44,098,397)        15,637,365

Reclassification of General Partner
  interest (Note 1)                                       -          5,312,950          (5,312,950)                 -
Distribution to General Partners,
  Special Limited Partners and Limited
  Partner (Note 9)
                                                 (9,847,784)           (54,163)         (4,869,729)        (4,923,892)
Net income for the year ended
  December 31, 1997                               8,726,836             40,829           4,153,067          4,532,940
                                               -----------------------------------------------------------------------
Partners' Capital (Deficiency)
  December 31, 1997                            $(37,970,893)       $(3,089,297)       $(50,128,009)       $15,246,413
                                               =======================================================================

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                            Statements of Cash Flows

                                              Year ended December 31,
                                        1997           1996             1995
                                   ---------------------------------------------
Operating activities:
Net income                         $  8,726,836    $  8,452,069    $  9,331,341
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Depreciation and amortization         4,564,442       4,759,565       4,802,958
Loss on abandonment
 of real estate                            --           765,972            --
Loss on sale of real estate              14,913            --              --
Changes in operating assets
 and liabilities:
Due from managing agent                (631,394)        659,072        (501,119)
Receivables                             (16,349)       (160,659)         29,618
Deferred charges, net                (3,304,107)     (1,820,797)     (1,089,557)
Accounts payable                       (544,867)        225,737        (594,366)
Accrued real estate tax                 254,271          66,315        (449,205)
Accrued interest                         (3,009)        (38,373)       (100,058)
Guaranteed payments due
 to General Partners
 Special Limited Partners
 and Limited Partner                     (8,375)          8,580           8,672
Accrued leasing commissions
 and management fees                   (443,667)        701,176         (29,374)
Sundry and accrued liabilities         (982,367)       (929,238)       (224,877)
Deposits and rents
 received in advance                     35,150         225,743           6,561
                                   ---------------------------------------------
Net cash provided by
 operating activities                 7,661,477      12,915,162      11,190,594
                                   ---------------------------------------------
Investing activities:
Property improvements                (2,208,474)     (2,438,279)     (3,827,196)
                                   ---------------------------------------------
Net cash used in investing
 activities                          (2,208,474)     (2,438,279)     (3,827,196)
                                   ---------------------------------------------
Financing activities:
Distributions of net operating
 revenues to General Partners,
 Special Limited Partners
 and Limited Partner                 (5,374,588)     (5,330,917)     (5,366,517)

Principal payments
 on mortgages payable                (3,025,816)     (3,048,784)     (3,045,388)
                                   ---------------------------------------------
Net cash used in
 financing activities                (8,400,404)     (8,379,701)     (8,411,905)
                                   ---------------------------------------------
(Decrease) increase in
 cash and cash equivalents           (2,947,401)      2,097,182      (1,048,507)

Cash and cash equivalents
 at beginning of year                 5,187,591       3,090,409       4,138,916
                                   ---------------------------------------------
Cash and cash equivalents
 at end of year                    $  2,240,190    $  5,187,591    $  3,090,409
                                   =============================================

Supplemental disclosure of
 cash flow information
Cash paid during the year
 for interest                      $  4,693,353    $  4,917,606    $  5,494,075
                                   =============================================
See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1997

1. Description of Business

Investment Properties Associates ("IPA") was formed as a limited partnership on May 15, 1969 to acquire and operate commercial properties. Through January 4, 1997, the General Partners of IPA were Mr. Harry B. Helmsley and Mr. Irving Schneider and two corporations owned or controlled by them. Collectively, the General Partners owned a 1.5% interest in IPA. Upon the death of Mr. Helmsley on January 4, 1997, the general partnership interest owned by him automatically converted to a Special Limited Partnership Interest owned by his estate. As a result of this conversion, the total interests of the General Partners were reduced to .55%. The Special Limited Partners are Mrs. Leona M. Helmsley, Mr. Irving Schneider, and the Estate of Mr. Harry B. Helmsley and the Limited Partner is Mr. John Bailey. Undivided interests in the limited partnership are represented by 820,000 Participation Interests ("PPI's").

Under the terms of the Partnership Agreement in effect on the date of Mr. Helmsley's death, the General Partners were required to create a new limited partnership with the same attributes as IPA and convey all assets and liabilities of IPA to that entity. Because such a course of action would have resulted in substantial expense to IPA and no benefit to the partners and holders of PPI's, the General Partners obtained approval of a majority of the holders of the PPI's to continue the business of IPA, and the Partnership Agreement was amended to that effect effective May 30, 1997.

Effective July 3, 1997, the Partnership Agreement was further amended to admit a newly formed limited liability company owned by Mrs. Leona M. Helmsley as a General Partner of IPA, which entity was allocated a portion of the general partner interest owned by one of the corporate general partners.

Following Mr. Helmsley's death, IPA announced that all of the properties included in the portfolio were available for sale. On July 24, 1997, IPA announced that it was no longer pursuing a sales effort at that time.

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

      b.    Rental revenue from tenant leases is recognized as earned.

      c. Depreciation of buildings and building improvements is provided for by the straight-line method over estimated useful lives of 19 to 39 years. Leaseholds, leasehold improvements and tenants' alterations are amortized over the terms of the related leases. Amounts applicable to tenants' alterations and the related accumulated amortization are eliminated from the accounts at the time the related lease expires or, if the tenant should vacate the premises prior thereto, unamortized assets are charged to operations in the year the premises are vacated.

      d. Costs in connection with mortgage refinancings are included in deferred charges and are being amortized over the terms of the related mortgages.

      e. Leasing commissions are amortized over the terms of the related leases.

      f. IPA's employees are covered under multi-employer defined contribution pension plans. All contributions are funded currently based upon negotiated union contracts. Information from the plans' administrators is not available to permit IPA to determine its share of unfunded vested benefits. During 1997, 1996 and 1995 IPA paid approximately $673,000, $750,000, and $820,000, respectively, for employees to union plans for pension, welfare and other benefits.

      g. For the purpose of determining cash equivalents, IPA considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

      h. Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosures About Fair Value of Financial Investments", defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The methods and assumptions used to estimate the fair value of financial instruments are as follows:

                        Investment Properties Associates
                        (A New York Limited Partnership)

                   Notes to Financial Statements (continued)

2. Significant Accounting Policies (continued)

            (i) The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and deposits and rents received in advance approximate fair value due to the short maturities of these items.

            (ii) The carrying value of notes payable to related parties approximates fair value as such notes are variable rate debt which re-prices monthly.

            (iii) The carrying  value of  mortgages  payable  approximates  fair value due to the short term maturities of the notes.

      i. FASB Statement No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of," requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimates to be generated by those assets are less than the asset's carrying amount or on long-lived assets held for sale when the assets carrying amount is greater than the fair market value less costs of disposal for those assets on a property by property basis. No indicators of impairment were present, and, accordingly no provisions for impairment have been recorded in any of the periods presented.

      j. In 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, "Earnings Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

            Basic earnings per share has been calculated by dividing the net income allocated to the Limited Partner by the 820,000 PPI's outstanding. As IPA has no potentially dilutive securities, no presentation of diluted earnings per share is required.

      k. Certain balances in the 1996 and 1995 financial statements have been reclassified to conform to the current year presentation.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                   Notes to Financial Statements (continued)

3. Real Estate

Real estate excludes co-owners' shares in two properties and is summarized as follows:

                  Classification                       1997             1996
  ------------------------------------------------------------------------------

  Land                                             $ 21,349,575     $ 21,748,439
  Buildings and building improvements                79,852,946       81,424,292
  Leaseholds and leasehold improvements              22,008,106       22,010,223
  Tenants' alterations                               13,313,420       13,031,407
                                                   -----------------------------
                                                   $136,524,047     $138,214,361
                                                   =============================

On July 14, 1997, as part of a settlement with the mortgagee of the 24 Commerce Street property, IPA transferred title to this property to a third party and was relieved of liability for the then outstanding balance of the mortgage loan of $441,254. In connection with this transaction, IPA recognized a loss of $14,913.

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

The affiliate notes bear interest at a variable rate based on the Chase prime rate and are payable on demand. Interest expense for the year ended December 31, 1997 and 1996, with respect to the Notes was $1,540,750 and $1,513,625, respectively.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                   Notes to Financial Statements (continued)

5. Mortgages Payable

As of December 31, 1997 and 1996 mortgages payable consist of the following:

                                   Interest               Balance      Balance
                                   Rate at              Outstanding  Outstanding
                                   December   Maturity    December     December
Description                        31, 1997     Date     31, 1997      31, 1996
--------------------------------------------------------------------------------
Chase Manhattan Bank (1) (4):
Mortgage loans with
 variable interest rates
 collateralized by:
1440 Broadway, N.Y., N.Y              8.05%   01/02/99  $15,062,428  $16,442,428
261 Fifth Avenue, N.Y., N.Y           8.05%   01/02/99    9,467,810   10,307,810
245 Fifth Avenue, N.Y., N.Y           8.05%   01/02/99    8,317,250    9,097,250

Apple Bank for Savings (2) (4):
Mortgage loan in the amount
 of $8,000,000 with fixed
  interest payments collateralized
  by 1328 Broadway Building
  N.Y., N.Y. (in which IPA has a
  50% tenancy in common interest)     8.50%   4/24/98     4,000,000    4,000,000

First Union National Bank (3)(4):
Mortgage loans with fixed interest
  collateralized by the Federal
  Trust Building in Newark, N.J      7.375%  11/24/97          --        467,070
                                                        ------------------------
                  Total                                 $36,847,488  $40,314,558
                                                        ========================

                        Investment Properties Associates
                        (A New York Limited Partnership)

                   Notes to Financial Statements (continued)

5. Mortgages Payable (continued)

(1) IPA executed a Note Modification Agreement (the "Agreement") on April 25, 1996 with Chase Manhattan Bank ("Chase") whereby mortgage loans collateralized by five of IPA's properties; 1440 Broadway, NY, NY, 261 Fifth Avenue, NY, NY, 245 Fifth Avenue, NY, NY, One North Dearborn, Chicago, IL and One North LaSalle, Chicago, IL were generally modified to provide for: (a) an extension of the maturity date until January 2, 1997 at which time all outstanding principal and interest was due and payable,
      (b) interest based on LIBOR plus 2.25% or Prime plus .375% at IPA's option subject to certain limitations as defined in the Agreement, (c) cross default and cross collateralization provisions for the five properties,
      (d) IPA's guaranty of $6,000,000 of the outstanding principal balance, and
      (e) principal payments with respect to the mortgage loans of $3,000,000 during 1996.

      On December 20, 1996 IPA accepted an early surrender of space located at 1440 Broadway, New York, New York, in exchange for an early termination payment of $1,000,000 which was recorded as income at December 31, 1996. In consideration of Chase consenting to the early termination, IPA agreed to invest $1,000,000 for leasing costs and capital improvements at 1440 Broadway.

      On March 28, 1997 a first modification to the Agreement was made between IPA and Chase which extended the maturity date of the loan to January 2, 1998 and provided for principal payments with respect to the mortgage loans of $3,000,000 during 1997.

      On March 23, 1998 a Second Modification to the Agreement was made between IPA and Chase. The maturity date was extended through the earlier of (a) January 2, 1999, or (b) the first date on which IPA fails to make a scheduled principal payment. The scheduled principal payments of the mortgage loans are to be made as follows; March 15, 1998 - $1,000,000 (which payment was made), June 15, 1998 - $1,000,000, September 15, 1998 - $500,000, and December 15, 1998 - $500,000.

(2) The loan with Apple Bank for Savings ("Apple") matured on November 24, 1997, and the loan is in monetary default. Apple has granted a forebearance period on the loan through April 24, 1998, during which period interest is payable at Apple's prime rate (8.5% at December 31, 1997). IPA is currently negotiating refinancing alternatives with Apple.

(3) IPA was released from its obligation under the First Union National Bank loan in connection with the sale of the property on July 14, 1997 (See
      Note 3).

                        Investment Properties Associates
                        (A New York Limited Partnership)

                   Notes to Financial Statements (continued)

5. Mortgages Payable (continued)

(4) The carrying amounts of IPA's borrowings under mortgages and notes payable approximate their fair value.

6. Management of Properties

The properties are managed by Helmsley-Spear, Inc. Mr. Irving Schneider is co-chairman and Chief Operating Officer of Helmsley-Spear, Inc., and owns 50% of its outstanding stock. In addition to providing general property management services, Helmsley-Spear, Inc. locates tenants and negotiates leases for its properties. Management fees are based upon negotiated percentages of revenues for each property in the portfolio. Leasing commissions are based upon varying percentages of the annual rent paid by tenants obtained by Helmsley-Spear, Inc. Management fees and leasing commissions charged to IPA by Helmsley-Spear, Inc. aggregated $2,098,318 (1997), $2,330,424, (1996) and $2,362,700 (1995).
Additionally, IPA purchases some of its maintenance supplies and materials from Deco Supplies Co. ("Deco"), an affiliate of one of its partners. Such purchases aggregated approximately $61,000 (1997) $23,000, (1996) and $13,000 (1995).

Tenants' security deposits for certain properties are held by the managing agent principally in special bank accounts; interest thereon accrues principally for the benefit of the tenants.

7. Guaranteed Payments Due to Partners

The Limited Partnership Agreement requires that certain guaranteed payments be made to partners and deducted as expenses in determining net income. The General Partners and Special Limited Partners receive guaranteed payments equal to 8-3/4% per annum of their "Remaining Original Cash Contribution" ($1,160,000 at December 31, 1997, 1996, and 1995). In addition, the General Partners receive guaranteed payments equal to 1/2% of gross revenues, as defined and the Limited Partner receives $15,000 per annum.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                   Notes to Financial Statements (continued)

8. Allocations of Partnership Income

In accordance with the terms of the Limited Partnership Agreement, elements of income for financial reporting purposes were credited (but not distributed in cash) to the capital accounts of the partners through January 3, 1997 as follows (see Note 9 for the basis on which cash distributions are determined):

                                                            Special
                                                 General    Limited     Limited
                                                 -------------------------------
A. Net income before items
    C, D, E and F below                            1.5%      48.5%       50.0%
B. Net losses, before
    items below                                  100.0%       --          --
C. Depreciation and
    amortization of
    real estate:
       1.  Equal to mortgage
           amortization
            (as defined)                           1.5%      48.5%       50.0%
       2.  Balance                                 3.0%      97.0%        --
D. Bond discount amortization                      --         --        100.0%
E. Gain on disposition
    of property:
       1.  To the extent of the
           aggregate depreciation
           and amortization of such
           property included
           in C(2) above                           3.0%      97.0%        --
       2.  Balance                                 1.5%      48.5%       50.0%
F. Loss on disposition of property               100.0%       --          --

                        Investment Properties Associates
                        (A New York Limited Partnership)

                   Notes to Financial Statements (continued)

8. Allocations of Partnership Income (continued)

Upon the death of Mr. Helmsley on January 4, 1997 and the conversion of his General Partner interest into a Special Limited Partner interest, the elements of income for financial reporting purposes are credited (but not distributed in cash) to the capital accounts of the partners as follows:

                                                            Special
                                                 General    Limited     Limited
                                                 -------------------------------
A. Net income before items
    C, D, E and F below                            .55%      49.45%      50.0%
B. Net losses, before
    items below                                  36.67%      63.33%       --
C. Depreciation and
    amortization
    of real estate:
       1.  Equal to mortgage
           amortization (as defined)                .55%     49.45%      50.0%
       2.  Balance                                 1.1%      98.9%       --
D. Bond discount amortization                      --          --       100.0%
E. Gain on disposition of property:
       1.  To the extent of the
           aggregate depreciation
           and amortization of such
           property included
           in C(2) above                           1.1%       98.9%       --
       2.  Balance                                  .55%      49.45%     50.0%
F. Loss on disposition of property                36.67%      63.33%      --

9. Cash Distributions

Net Operating Revenues, as defined, are distributable at the discretion of the General Partners, as follows:

                                           Through                    From
                                        January 3, 1997          January 4, 1997
                                        ---------------          ---------------
General Partners                             1.5%                        .55%
Special Limited Partners                    48.5%                      49.45%
Limited Partner                             50.0%                      50.0%

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

In 1997, 1996 and 1995, Net Operating Revenues, as defined in the Limited Partnership Agreement, amounted to $9,174,787, $8,342,911 and $9,857,034, respectively. At December 31, 1997, 1996 and 1995, IPA accrued distributions amounting to $9,847,784, $10,482,594, and $10,406,432, respectively of which
$4,923,892, $5,241,297 and $5,203,216, respectively, are distributable to the Holders of Participation Interests. At December 31, 1997, distributions payable include the 1997, 1996 and 1995 accrued distributions payable to the General and Special Limited Partners.

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

The amount of income for federal tax purposes for the years ended December 31, 1997, 1996 and 1995 was $9,782,211, $8,914,979 and $10,406,032 respectively, as compared  with  the  net  income  of  $8,726,836,  $8,452,069,  and  $9,331,341, respectively, shown in the statements of income. A reconciliation of the differences between income as reflected in the accompanying statements of income and the amount of income for federal tax purposes is as follows:

                        Investment Properties Associates
                        (A New York Limited Partnership)

                   Notes to Financial Statements (continued)

10. Income Taxes (continued)
                                                      December 31,
                                           1997           1996           1995
                                      ------------------------------------------

Net income per statements of income   $ 8,726,856     $8,452,069    $ 9,331,341

Depreciation and amortization           1,083,904      1,149,617      1,179,550

Loss on sale of property                  (50,660)            --             --

Loss on abandonment of property                --       (801,642)            --

Other, net                                 22,111        114,935       (104,459)
                                      ------------------------------------------
Income for federal tax purposes       $ 9,782,211     $8,914,979    $10,406,432
                                      ==========================================

11. Lease Obligations

IPA is obligated under certain non cancelable ground leases which require minimum rentals and in most instances, payments for real estate taxes and certain other expenses. Certain of the leases contain renewal options. Minimum annual rentals exclusive of renewal options under such leases are:

       Years ending December 31:
            1998                                          $   532,000
            1999                                              532,000
            2000                                              532,000
            2001                                              532,000
            2002                                              532,000
            Thereafter                                     23,435,000
                                                          -----------
                                                          $26,095,000
                                                          ===========

                        Investment Properties Associates
                        (A New York Limited Partnership)

                   Notes to Financial Statements (continued)

12. Gross Revenue From Real Estate

IPA earns rental income under leases principally with commercial tenants located in its office buildings. Such leases generally provide for the tenant to pay minimum rentals plus, in certain instances, a portion of increases in real estate taxes, operating expenses and increases in the consumer price index based on lease escalation clauses. Office leases generally range from 5 years to 15 years and contain various renewal options. In addition, IPA earns rental income from retail stores. Such leases generally provide for minimum rentals plus percentage rentals based on the store sales. Retail store leases generally range from 1 to 5 years and contain various renewal options. All of the aforementioned leases are accounted for as operating leases. Included in Gross Revenues from Real Estate for the years ended 1997, 1996 and 1995 are $1,089,301, $1,745,212, and $1,946,428, respectively, representing revenue from escalations and percentage rentals, and for the year ended 1997, 1996 and 1995, approximately $256,000, $1,400,000 and $950,000, respectively, received in connection with lease cancellations with former tenants.

The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 1997, exclusive of amounts due as percentage rent, expense escalations or amounts that would be due from new leases or the exercise of renewal options under existing leases:

       Years ending December 31:
            1998                                             $ 37,403,000
            1999                                               32,462,000
            2000                                               22,045,000
            2001                                               16,204,000
            2002                                               12,506,000
            Thereafter                                         32,521,000
                                                             ------------
                 Total minimum future rentals                $153,141,000
                                                             ============

                        Investment Properties Associates
                        (A New York Limited Partnership)

                   Notes to Financial Statements (continued)

13.  Recently Issued Accounting Pronouncement

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997. and therefore IPA will adopt the new requirements in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this Statement will have a significant effect on the IPA's financial statements.

14. Contingencies

IPA is involved in various legal matters and disputes arising in the normal course of operations, the ultimate outcome of which is not expected to have a material effect on the financial statements.

15. Subsequent Events

On January 22, 1998 IPA closed escrow on the sale of the 1180 Raymond Boulevard ground lease for a sales price of $1,350,000. The sale resulted in a gain of approximately $648,000.

                        Investment Properties Associates
                        (A New York Limited Partnership)

             Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 1997


            Co. A                 Col. B               Col. C               Col. D                     Col. E
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    Gross Amount
                                              Initial Cost of Company                      at Which Carried Close of Period
                                             --------------------------- Improvements  --------------------------------------
                                                                         Capitalized                 Buildings
                                                         Buildings and  Subsequent to                   and
         Description           Encumbrances     Land      Improvements   Acquisition      Land     Improvements     Total
-----------------------------------------------------------------------------------------------------------------------------
Raymond Commerce Building,
   (leasehold) Newark, New                                 $ 7,220,632     $   683,048               $  7,903,680  $ 7,903,680
   Jersey
59 East Van Buren Building,
   Chicago, Illinois                         $   692,284     1,780,158         610,638  $   692,284     2,390,796    3,083,080
Midland Savings Building,
   Midland, Texas                                593,787     4,354,441         286,307      349,087     2,717,362    3,066,449
One La Salle Building,
   Chicago, Illinois                           2,968,499    13,359,878       2,977,825    2,968,499    16,337,703   19,306,202
360 No. Michigan Building
   (leasehold), Chicago,                                     5,442,873       1,930,803                  7,373,676    7,373,676
   Illinois
73-1/3% Interest in 6 North
   Michigan Avenue Building,
   Chicago, Illinois                           1,830,012     2,521,979       1,244,934    1,830,012     3,766,913    5,596,925
1440 Broadway, Building
   New York, New York         $  15,062,428    4,938,421    10,864,525       6,336,200    4,938,421    17,530,840   22,469,261
One North Dearborn
   Building*, Chicago,                         5,289,594    13,359,927       6,024,123    5,289,594    19,384,050   24,673,644
   Illinois
261 Fifth Avenue, Building
   New York, New York             9,467,810      987,731     8,695,910       8,186,504      987,731    16,882,414   17,870,145
Marbridge Building, New
   York, New York (a)             4,000,000    2,765,881     1,877,196       1,289,420    2,765,881     3,166,616    5,932,497
Mojud Building, Long Island
   City, New York                                346,514       643,526         459,575      346,514     1,103,101    1,449,615
Edgewood and Bellway
   Shopping Centers,                             447,893                                         --                         --
   Houston, Texas
570 Broad Street Building
   Newark, New Jersey                            502,032     5,937,404       1,549,324      502,032     7,368,812    7,870,844
245 Fifth Avenue Building,
   New York, New York             8,317,250      679,520     2,080,700       7,167,809      679,520     9,248,509    9,928,029
                              -------------------------------------------------------------------------------------------------
Totals                        $  36,847,488  $22,042,168   $78,139,149     $38,746,510  $21,349,575  $115,174,472  $136,524,047
                              =================================================================================================
* Formerly State-Madison Building.


            Co. A                Col. F        Col. G        Col. H
------------------------------------------------------------------------
                                                          Life on which
                                                         Depreciation in
                                                         Latest Income
                               Accumulated    Date of     Statements is
         Description          Depreciation  Construction    Computed
-------------------------------------------------------------------------
Raymond Commerce Building,
   (leasehold) Newark, New    $   7,217,544     1930          29.3
   Jersey
59 East Van Buren Building,
   Chicago, Illinois              2,224,485     1931          24.3
Midland Savings Building,
   Midland, Texas                 3,066,449     1959          34.3
One La Salle Building,
   Chicago, Illinois             14,685,253     1930          29.3
360 No. Michigan Building
   (leasehold), Chicago,          6,868,319     1923          24.3
   Illinois
73-1/3% Interest in 6 North
   Michigan Avenue Building,
   Chicago, Illinois              3,192,283     1893          19.3
1440 Broadway, Building
   New York, New York            13,849,604     1925          24.3
One North Dearborn
   Building*, Chicago,           17,203,739     1903          19.3
   Illinois
261 Fifth Avenue, Building
   New York, New York            12,440,900     1928          24.3
Marbridge Building, New
   York, New York (a)             2,588,000     1907          19.3
Mojud Building, Long Island
   City, New York                   906,369     1916          19.3
Edgewood and Bellway
   Shopping Centers,                     --     1957          24.3
   Houston, Texas
570 Broad Street Building
   Newark, New Jersey             5,158,015     1962          34.3
245 Fifth Avenue Building,
   New York, New York             6,212,818     1923          24.3
                              -------------
Totals                        $  95,613,778
                              =============

                        Investment Properties Associates
                        (A New York Limited Partnership)

       Schedule III - Real Estate and Accumulated Depreciation (continued)

                                December 31, 1997


(a) Amounts shown represent 50% of amounts applicable to a tenancy in common, in which IPA has an undivided one-half interest.

(b)   Reconciliation of "Real Estate and Accumulated Depreciation":

                                             Year ended December 31,
                                ------------------------------------------------
                                       1997            1996             1995
                                ------------------------------------------------
Investment in Real Estate
Balance at beginning of year    $ 138,214,361    $ 141,282,613    $ 138,759,013
Sale of real estate                (2,606,881)            --               --
Abandonment of real estate          2,208,474       (4,183,692)            --
Improvements and additions          2,438,279        3,827,196
Fully depreciated assets
 written off during
 the year                          (1,291,907)      (1,322,839)      (1,303,596)
                                ------------------------------------------------
Balance at end of year          $ 136,524,047    $ 138,214,361    $ 141,282,613
                                ================================================
Accumulated Depreciation
Balance at beginning of
 year                           $  95,710,079    $  97,003,567    $  94,819,779
Depreciation charged to
 costs and expenses                 3,349,946        3,447,071        3,487,384
Less amounts applicable
 to sale of real estate            (2,154,340)            --               --
Less amounts applicable
 to abandonment of real
 estate                                  --         (3,417,720)            --
Less amounts applicable to
 fully depreciated
 assets written off
 during the year                   (1,291,907)      (1,322,839)      (1,303,596)
                                ------------------------------------------------
Balance at end of year          $  95,613,778    $  95,710,079    $  97,003,567
                                ================================================

The aggregate cost of real estate assets for Federal income tax purposes amounted to $132,029,646 (1997), $132,590,090 (1996), and $134,841,652 (1995).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INVESTMENT PROPERTIES ASSOCIATES

                                          By: /s/ Irving Schneider
                                             --------------------------------
                                               Irving Schneider
                                               General Partner

Dated:  April 15, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Irving Schneider                               General Partner,
--------------------------                         Principal Executive,
Irving Schneider                                   Financial and
                                                   Accounting Officer

                                                   General Partner
MINLYN, INC.


By: /s/ Irving Schneider
   -----------------------
      Irving Schneider
      President



HELMSLEY-NOYES COMPANY, INC.                       General Partner


By: /s/ John Trainor
   -----------------------
    John Trainor
    Senior Vice President

H ASSOCIATES LLC                                   General Partner



By:_______________________
_________________, Manager