Form 10-Q
period 1998-03-31
INVESTMENT PROPERTIES ASSOCIATES
filed 1998-06-15
CIK 52067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 1998          Commission File Number 0-5537

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

                                 BALANCE SHEETS

                    AS AT MARCH 31, 1998 AND DECEMBER 31 1997

                                                                   DECEMBER 31,
                                                 MARCH 31, 1998        1997
                                                 --------------    ------------
                                                  (Unaudited)         (Note)
ASSETS
Real estate, at cost                             $ 132,067,351    $ 139,257,942
  Less:  Accumulated depreciation and
    amortization                                    89,093,837       95,613,778
                                                  ------------     ------------
                                                    42,973,514       43,644,164
  Less:  Allowance for loss on impairment of
         real estate                                 2,733,895        2,733,895
                                                  ------------     ------------
                                                    40,239,619       40,910,269
Cash and cash equivalents                            2,274,565        2,240,190
Due from managing agent
(Helmsley-Spear, Inc.)including
  tenants' security deposits of
  $1,878,274 (1998) and $1,595,372 (1997)            1,703,443        2,712,979
Receivables, principally from rentals                1,295,147        1,459,925
Other deferred charges including deferred
  leasing commissions                                5,897,686        6,262,613
                                                  ------------     ------------
                                                  $ 51,410,460     $ 53,585,976
                                                  ============     ============

LIABILITIES AND PARTNERS' CAPITAL/DEFICIENCY
Accounts payable                                  $  1,594,413     $  2,210,354
Accrued real estate taxes                            3,351,190        4,884,856
Accrued interest                                       398,445          393,144
Distributions payable to General Partners,
  Special Limited Partners and Limited Partner      22,044,346       25,234,597
Sundry liabilities and other accrued expenses        3,035,533        2,004,641
Note payable to related parties                     18,000,000       18,000,000
Mortgages payable (Note 5)                          35,847,488       36,847,488
Deposits and rents received in advance               2,009,147        1,981,789
                                                  ------------     ------------
                                                    86,280,562       91,556,869
                                                  ------------     ------------
Partners' Capital(Deflciency):
    General Partners                                (3,042,785)      (3,089,297)
    Special Limited Partners                       (48,624,125)     (50,128,009)
    Limited Partner (represented by the
      equivalent of 820,000 Participation
      Interests)                                    16,796,808       15,246,413
                                                  ------------     ------------
                                                   (34,870,102)     (37,970,893)
                                                  ------------     ------------
                                                  $ 51,410,460     $ 53,585,976)
                                                  ============     ============

Note: The balance sheets at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to financial statements

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                             STATEMENT OF OPERATIONS

                                                   FOR THE THREE MONTHS ENDED
                                                --------------------------------
                                                MARCH 31, 1998    MARCH 31, 1997
                                                --------------    --------------
Revenues:
Gross revenues from real estate                   $11,606,278       $11,776,052
Interest                                               63,507            51,684
                                                  -----------       -----------
                                                   11,669,885        11,827,736
                                                  -----------       -----------
Expenses:
Leasehold rentals                                     146,911           149,368
Real estate taxes                                   2,323,135         2,398,950
Interest on mortgages                               1,157,496         1,192,190
Other expenses                                      4,743,683         5,335,582
Co-owners share of income                               8,983             3,145
Depreciation and amortization of real estate          713,103           785,978
Amortization of mortgage refinancing costs                                3,251
                                                  -----------      ------------
                                                    9,093,311         9,868,464
                                                  -----------      ------------
Income before items shown below                     2,576,574         1,959,272
Gain on Sale of Ground Lease                          611,700
                                                  -----------       -----------
                                                    3,188,274         1,959,272
                                                  -----------       -----------
Payments required under the Limited
   Partnership Agreement:
  To the Limited Partner                                3,750             3,750
  To the General and Special Limited Partners          83,733            84,520
                                                  -----------       -----------
                                                       87,483            88,270
                                                  -----------       -----------
Net income transferred to Partners'
  Capital Accounts                                $ 3,100,791       $ 1,871,002
                                                  ===========       ===========
NetIncome allocable as follows (based
  on terms of the Limited Partnership
  Agreement):
    General Partners                              $    46,512       $    28,065
    Special Limited Partners                        1,503,884           907,436
    Limited Partner (represented by the
      equivalent of 820,000 Participation
      Interests - unchanged during the
      periods)                                      1,550,395           935,501
                                                  -----------       -----------
                                                  $ 3,100,791       $ 1,871,002
                                                  ===========       ===========
Per Participation Interest:
    Net Income                                    $    1.8907       $    1,1409
                                                  ===========       ===========

See notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                         (A New York Limited Partnership)

                                    UNAUDITED
                             STATEMENT OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                                                       1998            1997
                                                                   ----------       -----------
OPERATING ACTIVITIES:
    Net income                                                    $ 3,100,791       $ 1,871,002
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization of real estate                    713,103           785,978
      Amortization of mortgage refinancing costs                                          3,251
      Gain on Sale of Real Estate                                    (611,700)
      Amortization of deferred leasing commissions                    265,465           254,553
       Changes in operating assets and liabilities:
          Decrease in due from managing agent                       1,009,536           510,503
          Decrease in receivables                                     164,778           190,921
          Decrease (Increase) in other deferred charges                83,799        (1,678,493)
          (Decrease) Increase in accounts payable                    (615,942)          305,074
          (Decrease) in accrued real estate tax                    (1,533,666)       (1,019,104)
          Increase in accrued interest                                  5,301            11,583
          Increase in sundry and other accrued expenses             1,030,892           345,604
          (Decrease) Increase in deposits and rents
             received in advance                                       27,358           (23,220)
                                                                  -----------       -----------
              Net Cash Provided by Operating Activities             3,639,715         1,558,752
                                                                  -----------       -----------
INVESTING ACTIVITIES:
    Property improvements                                            (713,089)         (954,488)
    Net Proceeds From Sale of Real Estate                           1,298,000
                                                                  -----------       -----------
               Net Cash Provided by Investing Activities              584,911          (954,488)
                                                                  -----------       -----------
FINANCING ACTIVITIES:
   Distributions of net operating revenues to General
     Partners, Special Limited Partners and Limited Partners       (3,190,251)         (127,695)
    Principal payments on mortgage payable                         (1,000,000)       (1,012,915)
                                                                  -----------       -----------
              Net Cash Used in Financing Activities                (4,190,251)       (1,140,611)
                                                                  -----------       -----------
              Increase (Decrease) in Cash and Cash Equivalents         34,375          (536,347)
Cash and Cash Equivalents at Beginning of Year                      2,240,190         5,187,591
                                                                  -----------       -----------
Cash and Cash Equivalents at End of Year                          $ 2,274,565       $ 4,651,244
                                                                  ===========       ===========
Supplemental disclosure of cash flow Information:
    Cash paid during the year for interest                        $ 1,152,195       $ 1,180,608
                                                                  ===========       ===========

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1

     As permitted by the Securities and Exchange Commission, the accompanying Unaudited Financial Statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

NOTE 2

     In the opinion of the Company, the accompanying Unaudited Financial Statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997.

NOTE 3

     The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

     The net income for Federal income tax purposes is $3,413,505 (March 31, 1998) and $2,103,201 (March 31, 1997) as compared with net income of $3,100,791 and $1,871,002 respectively, as shown in the statement of operations. The differences result principally from (a) rents received in advance and recognized currently for income tax purposes, and (b) differences in depreciation expense resulting from differences in the basis of real estate for tax and financial reporting purposes.

NOTE 5 - Mortgage Payable

     On March 25, 1998, IPA paid the scheduled March 15, 1998 principal payment of $1,000,000 to Chase Manhattan Bank. The payment was applied to the 261 Fifth Avenue, 245 Fifth Avenue and 1440 Broadway, New York, New York.

     The $8,000,000 first mortgage loan on 1328 Broadway Building, New York, New York (in which IPA has a 50% tenancy in common interest) which became due on November 24, 1997 and was extended to April 24, 1998, has been further extended to April 30, 1998, at the interest rate of 8.5% per annum from April 24, 1998 through October 31, 1998, from November 1, 1998 through April 30, 1999, interest at the rate of 12% per annum. There shall be no more extensions of the forbearance period beyond April 30, 1999.

NOTE 6 - Sale of Ground Lease

     On January 22, 1998, IPA sold to an unrelated party its position as ground tenant under its lease with the City of Newark, New Jersey on the property located at 1180 Raymond Blvd. in Newark. As a consequence of the transaction, IPA is relieved of liability for ground lease rent and real estate taxes on the property from and after January 22, 1998. As of the date of the sale of the ground lease, IPA was incurring operating losses of approximately $65,000 per month with respect to 1180 Raymond Blvd. For federal income tax purposes, the capital gain arising from this transaction is $720,102 as compared with $611,700 for financial statement purposes.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gross revenue from rentals for 1998 decreased approximately 1.44% as compared to 1997. The decrease was due primarily to the sale of the ground lease of 1180 Raymond Blvd. and sale of 24 Commerce Building in Newark, New Jersey. Also, the net decrease in rental in New York properties offset by the net increase in rental in Chicago properties.

     The decrease in other expenses in 1998 as compared to 1997 is principally attributable to the decrease in contract cleaning, heating cost, insurance, payroll and electric.

     The decrease in real estate taxes was attributable primarily to the sale of the ground lease of 1180 Raymond Blvd. and sale of 24 Commerce Building in Newark, New Jersey.

     The decrease in leasehold rentals was due to the sale of the ground lease of 1180 Raymond Blvd.

     The decrease in interest expense was due to the reduction in mortgage principal balance. The decrease in depreciation and amortization of real estate was primarily due to the sale of the ground lease of 1180 Raymond Blvd. and sale of 24 Commerce building in Newark, New Jersey.

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

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

PART 2 - OTHER INFORMATION

                                      NONE

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be behalf by the undersigned thereunto duly authorized.

                                            INVESTMENT PROPERTIES ASSOCIATES
                                                       (Registrant)


DATE _____________________


                                            ------------------------------------
                                                      (Signature)
                                            IRVING SCHNEIDER
                                            General and Special Limited Partner