Form 10-Q
period 1998-06-30
INVESTMENT PROPERTIES ASSOCIATES
filed 1998-09-16
CIK 52067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 1998             Commission File Number 0-5537

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

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                 BALANCE SHEETS

                    AS AT JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                   DECEMBER 31,
                                                  JUNE 30, 1998        1997
                                                 --------------    ------------
                                                  (Unaudited)         (Note)
ASSETS
Real estate, at cost                             $ 132,422,398    $ 139,257,942
  Less:  Accumulated depreciation and
    amortization                                    89,791,443       95,613,778
                                                  ------------     ------------
                                                    42,630,955       43,644,164
  Less:  Allowance for loss on impairment of
         real estate                                 2,733,895        2,733,895
                                                  ------------     ------------
                                                    39,897,060       40,910,269
Cash and cash equivalents                            2,530,631        2,240,190
Due from managing agent
(Helmsley-Spear, Inc.)including
  tenants' security deposits of
  $1,890,876 (1998) and $1,595,372 (1997)            3,145,847        2,712,979
Receivables, principally from rentals                1,076,511        1,459,925
Other deferred charges including deferred
  leasing commissions                                4,840,331        6,262,613
                                                  ------------     ------------
                                                  $ 51,490,380     $ 53,585,976
                                                  ============     ============

LIABILITIES AND PARTNERS' CAPITAL/DEFICIENCY
Accounts payable                                  $  1,654,672     $  2,210,354
Accrued real estate taxes                            4,472,203        4,884,856
Accrued interest                                       359,298          393,144
Distributions payable to General Partners,
  Special Limited Partners and Limited Partner      20,339,346       25,234,597
Sundry liabilities and other accrued expenses        2,359,653        2,004,641
Note payable to related parties                     18,000,000       18,000,000
Mortgages payable (Note 5)                          34,847,488       36,847,488
Deposits and rents received in advance               1,961,192        1,981,789
                                                  ------------     ------------
                                                    83,993,852       91,556,869
                                                  ------------     ------------
Partners' Capital(Deficiency):
    General Partners                                (3,007,286)      (3,089,297)
    Special Limited Partners                       (47,476,309)     (50,128,009)
    Limited Partner (represented by the
      equivalent of 820,000 Participation
      Interests)                                    17,980,123       15,246,413
                                                  ------------     ------------
                                                   (32,503,472)     (37,970,893)
                                                  ------------     ------------
                                                  $ 51,490,380     $ 53,585,976)
                                                  ============     ============

Note: The balance sheets at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to financial statements

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                             STATEMENT OF OPERATIONS

                                                    FOR THE SIX MONTHS ENDED            FOR THE THREE MONTHS ENDED
                                                -------------------------------      --------------------------------
                                                JUNE 30, 1998     JUNE 30, 1997       JUNE 30, 1998     JUNE 30, 1997
                                                -------------     -------------       -------------     -------------
Revenues:
Gross revenues from real estate                   $23,283,136       $23,847,921         $11,676,858       $12,071,869
Interest                                               92,814            64,491              29,207            12,807
                                                  -----------       -----------         -----------       -----------
                                                   23,375,950        23,912,412          11,705,065        12,084,676
                                                  -----------       -----------         -----------       -----------
Expenses:
Leasehold rentals                                     277,828           296,363             130,917           145,995
Real estate taxes                                   4,616,009         4,773,303           2,292,874         2,374,353
Interest on mortgages                               2,261,110         2,385,209           1,103,614         1,193,019
Other expenses                                      9,756,992        10,020,781           5,013,309         4,685,199
Co-owners share of income                              22,613            22,548              13,630            19,403
Depreciation and amortization of real estate        1,410,711         1,544,687             697,608           758,709
Amortization of mortgage refinancing costs                               25,437                                22,186
                                                  -----------      ------------         -----------      ------------
                                                   18,345,263        19,067,328           9,251,952         9,198,864
                                                  -----------      ------------         -----------      ------------
Income before items shown below                     5,030,687         4,845,084           2,454,113         2,885,817
Gain on Sale of Ground Lease                          611,700
Loss on Lease Assignment                                               (711,522)                             (711,522)
                                                  -----------       -----------         -----------       -----------
                                                    5,642,387         4,133,562           2,454,113         2,174,290
Payments required under the Limited
   Partnership Agreement:
  To the Limited Partner                                7,500             7,500               3,750             3,750
  To the General and Special Limited Partners         167,466           170,118              83,733            85,598
                                                  -----------       -----------         -----------       -----------
                                                      174,966           177,618              87,483            89,348
                                                  -----------       -----------         -----------       -----------
Net income transferred to Partners'
  Capital Accounts                                $ 5,467,421       $ 3,955,944         $ 2,366,630       $ 2,084,942
                                                  ===========       ===========         ===========       ===========
Net Income allocable as follows (based
  on terms of the Limited Partnership
  Agreement):
    General Partners                              $    82,011       $  (641,510)         $   35,499       $  (669,575)
    Special Limited Partners                        2,631,700         2,263,721           1,147,816         1,356,285
    Limited Partner (represented by the
      equivalent of 820,000 Participation
      Interests -- unchanged during the
      periods)                                      2,733,710         2,333,733           1,183,315         1,398,232
                                                  -----------       -----------         -----------       -----------
                                                  $ 5,467,421       $ 3,955,944         $ 2,366,630       $ 2,084,942
                                                  ===========       ===========         ===========       ===========
Per Participation Interest:
    Net Income                                    $    3.3338       $     2.846         $    1.4431       $    1.7051
                                                  ===========       ===========         ===========       ===========

See notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                         (A New York Limited Partnership)

                                    UNAUDITED
                             STATEMENT OF CASH FLOWS

          FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                                                       1998            1997
                                                                   ----------       -----------
OPERATING ACTIVITIES:
    Net income                                                    $ 5,467,422       $ 3,955,944
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization of real estate                  1,410,711         1,544,687
      Amortization of mortgage refinancing costs                                         25,437
      Gain on Sale of Ground Lease                                   (611,700)
      Loss on lease assignment                                                          711,522
      Amortization of deferred leasing commissions                    563,204           514,217
       Changes in operating assets and liabilities:
          (Increase) in due from managing agent                      (432,868)          (35,395)
          Decrease (Increase) in receivables                          383,414           (79,180)
          Decrease (Increase) in other deferred charges               859,078          (189,919)
          (Increase) Decrease in accounts payable                    (555,683)          212,972
          (Decrease) Increase in accrued real estate tax             (412,653)          131,384
          Increase (Decrease) in accrued interest                     (33,847)              742
          (Decrease) Increase in sundry and other accrued expenses    339,351          (554,618)
          (Decrease) in deposits and rents
             received in advance                                      (20,597)          (57,915)
                                                                  -----------       -----------
              Net Cash Provided by Operating Activities             6,955,832         6,179,878
                                                                  -----------       -----------
INVESTING ACTIVITIES:
    Property improvements                                          (1,068,136)       (1,524,747)
    Net Proceeds From Sale of Real Estate                           1,298,000
                                                                  -----------       -----------
               Net Cash Provided by Investing Activities              229,864        (1,524,747)
                                                                  -----------       -----------
FINANCING ACTIVITIES:
   Distributions of net operating revenues to General
     Partners, Special Limited Partners and Limited Partners       (4,895,255)       (4,502,284)
    Principal payments on mortgage payable                         (2,000,000)       (2,012,915)
                                                                  -----------       -----------
              Net Cash (Used in) Financing Activities              (6,895,255)       (6,515,199)
                                                                  -----------       -----------
              Increase (Decrease) in Cash and Cash Equivalents        290,441        (1,860,068)
Cash and Cash Equivalents at Beginning of Year                      2,240,190         5,187,591
                                                                  -----------       -----------
Cash and Cash Equivalents at End of Year                          $ 2,530,631       $ 3,327,523
                                                                  ===========       ===========
Supplemental disclosure of cash flow Information:
    Cash paid during the year for interest                        $ 2,294,956       $ 2,384,468
                                                                  ===========       ===========

c
NOTE 1

     As permitted by the Securities and Exchange Commission, the accompanying Unaudited Financial Statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

NOTE 2

      In the opinion of the Company, the accompanying Unaudited Financial Statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 1998 and 1997, and the results of operations for the six months then ended.

NOTE 3

     The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

      The net income for Federal income tax purposes is $5,920,763 (June 30, 1998) and $4,343,375 (June 30, 1997) as compared with net income of $5,467,421 and $3,955,944 respectively, as shown in the statement of operations. The differences result principally from (a) rents received in advance and recognized currently for income tax purposes, and (b) differences in depreciation expense resulting from differences in the basis of real estate for tax and financial reporting purposes.

NOTE 5 - Mortgage Payable

      During the six months ended on June 30, 1998, IPA made a principal payment in the amount of $2,000,000, reducing the mortgage balance from $36,847,488 as of January 1, 1998 to $34,847,488 as of June 30, 1998. The payment was applied to the 261 Fifth Avenue, 245 Fifth Avenue and 1440 Broadway, New York, New York.

     The $8,000,000 first mortgage loan on 1328 Broadway Building, New York, New York (in which IPA has a 50% tenancy in common interest) which became due on November 24, 1997 and was extended to April 24, 1998, has been further extended to April 30, 1999, at the interest rate of 8.5% per annum from April 24, 1998 through October 31, 1998, from November 1, 1998 through April 30, 1999, interest at the rate of 12% per annum. There shall be no more extensions of the forbearance period beyond April 30, 1999.

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

NOTE 7 - Subsequent Event

      On August 18, 1998 IPA announced that it has signed a contract to sell its five Chicago commercial properties for $121,000,000. The sales proceeds would be used to first pay mortgage debt, loans, closing costs and other commitments, aggregating approximately $65,000,000. After completing a final accounting and establishing a record date for holders of participations of limited partnership interests, IPA will make a special distributions in accordance with the IPA's partnership agreement.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gross revenue from rentals for 1998 decreased approximately 2.37% as compared to 1997. The decrease was due primarily to the sale of the ground lease of 1180 Raymond Blvd. and sale of 24 Commerce Building in Newark, New Jersey. Also, the net increase in rental in New York properties offset by the net decrease in rental in Chicago properties.

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

                                            INVESTMENT PROPERTIES ASSOCIATES
                                                       (Registrant)


DATE _____________________


                                            ____________________________________
                                                      (Signature)
                                            IRVING SCHNEIDER
                                            General and Special Limited Partner