Form 10-Q
period 1998-09-30
INVESTMENT PROPERTIES ASSOCIATES
filed 1998-12-22
CIK 52067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 1998       Commission File Number 0-5537

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

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                 BALANCE SHEETS
                 AS AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1998             1997
                                                 --------------    ------------
                                                  (Unaudited)         (Note)
ASSETS
Real estate, at cost                              $ 72,999,716    $ 139,257,942
  Less:  Accumulated depreciation and
    amortization                                    45,636,971       95,613,778
                                                  ------------     ------------
                                                    27,362,745       43,644,164
  Less:  Allowance for loss on impairment of
         real estate                                 2,733,895        2,733,895
                                                  ------------     ------------
                                                    24,628,850       40,910,269
Cash and cash equivalents                           76,155,034        2,240,190
Due from managing agent
  (Helmsley-Spear, Inc.) including
  tenants' security deposits of
  $1,582,515 (1998) and $1,595,372 (1997)            1,854,730        2,712,979
Receivables, principally from rentals                1,148,572        1,459,925
Other deferred charges including deferred
  leasing commissions                                8,406,099        6,262,613
                                                  ------------     ------------
                                                  $112,193,285     $ 53,585,976
                                                  ============     ============

LIABILITIES AND PARTNERS' CAPITAL/DEFICIENCY
Accounts payable                                  $  1,704,746     $  2,210,354
Accrued real estate taxes                            3,061,101        4,884,856
Accrued interest                                       348,856          393,144
Distributions payable to General Partners,
  Special Limited Partners and Limited Partner       6,214,301       25,234,597
Sundry liabilities and other accrued expenses        4,867,512        2,004,641
Note payable to related parties                     18,000,000       18,000,000
Mortgages payable (Note 5)                          24,347,488       36,847,488
Deposits and rents received in advance               1,662,944        1,981,789
                                                  ------------     ------------
                                                    60,206,948       91,556,869
                                                  ------------     ------------
Partners' Capital(Deficiency):
    General Partners                                (1,489,814)      (3,089,297)
    Special Limited Partners                       (16,042,938)     (50,128,009)
    Limited Partner (represented by the
      equivalent of 820,000 Participation
      Interests)                                    69,519,089       15,246,413
                                                  ------------     ------------
                                                    51,986,337      (37,970,893)
                                                  ------------     ------------
                                                  $112,193,285     $ 53,585,976)
                                                  ============     ============

Note: The balance sheets at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to financial statements

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)
                                   (Unaudited)

                             STATEMENT OF OPERATIONS
                                    (Note 1)

                                                   FOR THE NINE MONTHS ENDED            FOR THE THREE MONTHS ENDED
                                                -------------------------------      --------------------------------
                                                SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,
                                                   1998               1997                1998               1997
                                                -------------     -------------       -------------     -------------
Revenues:
Gross revenues from real estate                  $ 34,295,336       $35,298,912        $ 11,012,200       $11,450,991
Interest                                              145,681            85,049              52,867            20,558
                                                 ------------       -----------        ------------       -----------
                                                   34,441,017        35,383,961          11,065,067        11,471,549
                                                 ------------       -----------        ------------       -----------
Expenses:
Leasehold rentals                                     409,095           430,446             131,267           135,083
Real estate taxes                                   5,941,671         7,172,221           1,325,662         2,398,918
Interest on mortgages                               3,362,814         3,538,539           1,101,704         1,153,330
Other expenses                                     15,080,547        14,969,149           5,323,555         4,948,368
Co-owners share of income                              24,703            44,317               2,090            21,769
Depreciation and amortization of real estate        2,108,316         2,255,659             697,605           710,972
Amortization of mortgage refinancing costs              4,779            47,623               4,779            22,186
                                                 ------------      ------------        ------------      ------------
                                                   26,931,925        28,457,954           8,586,662         9,390,626
                                                 ------------      ------------        ------------      ------------
Income before items shown below:                    7,509,092         6,926,007           2,478,405         2,080,923
Loss on Lease Assignment                                               (711,522)
Loss on Sale of Real Estate                                             (14,913)                              (14,913)
Gain on Sale of Real Estate                       101,295,597                           100,683,897
                                                 ------------       -----------        ------------       -----------
                                                  108,804,689         6,199,572         103,162,302         2,066,010
                                                 ------------       -----------        ------------       -----------
Guaranteed payments required under the Limited
   Partnership Agreement:
  To the Limited Partner                               11,250            11,250               3,750             3,750
  To the General and Special Limited Partners         248,086           253,086              80,620            82,968
                                                 ------------       -----------        ------------       -----------
                                                      259,336           264,336              84,370            86,718
                                                 ------------       -----------        ------------       -----------
NET INCOME TRANSFERRED TO PARTNERS'
  CAPITAL ACCOUNTS                               $108,545,353       $ 5,935,236        $103,077,932       $ 1,979,292
                                                 ============       ===========        ============       ===========
Net Income (loss)allocable as follows (based
  on terms of the Limited Partnership
  Agreement):
    General Partners                             $  1,628,180       $  (626,511)       $  1,546,169       $    14,999
    Special Limited Partners                       52,644,497         3,230,911          49,992,797           967,190
    Limited Partner (represented by the
      equivalent of 820,000 Participation
      Interests -- unchanged during the
      periods)                                     54,272,676         3,330,836          51,538,966           997,103
                                                 ------------       -----------        ------------       -----------
                                                 $108,545,353       $ 5,935,236        $103,077,932       $ 1,979,292
                                                 ============       ===========        ============       ===========
Per Participation Interest:
Net Income                                        $   66.1862       $    4.0620         $   62.8524       $    1.2160
                                                  ===========       ===========         ===========       ===========

See notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                         (A New York Limited Partnership)

                                    UNAUDITED
                             STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                                                     1998               1997
                                                                  ----------        -----------
OPERATING ACTIVITIES:
    Net income                                                   $108,545,353       $ 5,935,236
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization of real estate                  2,108,316         2,255,659
      Amortization of mortgage refinancing costs                        4,779            47,623
      Loss on Lease Assignment                                                          711,522
      Loss on Sale of Real Estate                                                        14,913
      Gain on Sale of Real Estate                                (101,295,597)
      Amortization of deferred leasing commissions                    894,041           818,379
      Changes in operating assets and liabilities:
          Decrease (Increase) in due from managing agent              858,249          (120,891)
          Decrease (Increase) in receivables                          311,353           (60,139)
          (Increase) in other deferred charges                     (3,705,490)       (2,132,923)
          (Decrease) Increase in accounts payable                    (505,608)          158,588
          (Decrease) in accrued real estate tax                    (1,823,755)         (950,086)
          (Decrease) in accrued interest                              (44,289)          (21,060)
          Increase (Decrease) in sundry and other
             accrued expenses                                       2,862,871           (92,646)
          (Decrease) Increase in deposits and rents
             received in advance                                     (318,846)          (21,745)
                                                                 ------------       -----------
              Net Cash Provided by Operating Activities             7,891,377         6,542,430
                                                                 ------------       -----------
INVESTING ACTIVITIES:
    Property improvements                                          (3,488,842)       (2,044,101)
    Net Proceeds From Sale of Real Estate                         119,910,064
                                                                 ------------       -----------
                                                                  116,421,222        (2,044,101)
                                                                 ------------       -----------
FINANCING ACTIVITIES:
   Distributions of net operating revenues to General
     Partners, Special Limited Partners and Limited Partners      (37,897,755)       (4,502,284)
   Principal payments on mortgage payable                         (12,500,000)       (2,967,070)
                                                                 ------------       -----------
              Net Cash (Used in) Financing Activities             (50,397,755)       (7,469,354)
                                                                 ------------       -----------
              Increase (Decrease) in Cash and Cash Equivalents     73,914,844        (2,971,025)
Cash and Cash Equivalents at Beginning of Year                      2,240,190         5,187,591
                                                                 ------------       -----------
Cash and Cash Equivalents at End of Year                         $ 76,155,034       $ 2,216,566
                                                                 ============       ===========
Supplemental disclosure of cash flow Information:
    Cash paid during the year for interest                       $  3,407,102       $ 3,559,599
                                                                 ============       ===========

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

NOTE 2

      In the opinion of the Company, the accompanying Unaudited Financial Statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1998 and 1997, and the results of operations for the nine months then ended.

NOTE 3

     The results of operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

      The net income for Federal income tax purposes is $107,868,410 (September 30, 1998) and $6,538,067 (September 30, 1997) as compared with net income of $108,545,353 and $5,935,236, respectively, as shown in the statement of operations. The differences result principally from (a) rents received in advance and recognized currently for income tax purposes, and (b) differences in depreciation expense resulting from differences in the basis of real estate for tax and financial reporting purposes.

NOTE 5 - Mortgage Payable

      During the nine months ended on September 30, 1998, IPA made a principal payment in the amount of $12,500,000 reducing the mortgage balance from $36,847,488 as of January 1, 1998 to $24,347,488 as of September 30, 1998. The
payment was applied to the 261 Fifth Avenue, 245 Fifth Avenue and 1440 Broadway, New York, New York.

      The $8,000,000 first mortgage loan on 1328 Broadway Building, New York, New York (in which IPA has a 50% tenancy in common interest) which became due on November 24, 1997 and was extended to April 24, 1998, has been further extended to April 30, 1999, at the interest rate of 8.5% per annum. There shall be no more extensions of the forbearance period beyond April 30, 1999.

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

NOTE 7 - Sale of Chicago Properties

      On September 28, 1998, IPA sold its five Chicago commercial properties for $121,000,000. The sales proceeds would be used to first pay mortgage debt, loans, closing costs and other commitments, aggregating approximately $65,000,000. IPA made a special distribution in accordance with the IPA's partnership agreement in the amount of $57,400,000. The gain on sale of properties amounted to $99,342,388 for federal income tax purposes as compared with $100,683,897 for financial statement purposes.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gross revenue from rentals for 1998 decreased approximately 2.84% as compared to 1997. The decrease was due primarily to the sale of the ground lease of 1180 Raymond Blvd. and sale of 24 Commerce Building in Newark, New Jersey. Also, the net decrease in rental in New York properties and Chicago properties.

      The increase in other expenses in 1998 as compared to 1997 is principally attributable to the increase in various repairs offset by the decrease in contract cleaning, heating cost, insurance and payroll.

      The decrease in real estate taxes was attributable primarily to the sale of the ground lease of 1180 Raymond Blvd., and sale of 24 Commerce Building in Newark, New Jersey and the lower assessment in the Chicago properties.

     The decrease in leasehold rentals was due to the sale of the ground lease of 1180 Raymond Blvd.

     The decrease in interest expense was due to the reduction in mortgage principal balance. The decrease in depreciation and amortization of real estate was primarily due to the sale of the ground lease of 1180 Raymond Blvd. and sale of 24 Commerce Building in Newark, New Jersey.

      On September 28, 1998, IPA sold its five Chicago commercial properties (the "Chicago Properties") for $121,000,000. The sales proceeds were applied first to the payment of mortgage debt ($10,000,000), loans ($18,000,000), closing costs ($3,500,000) and other commitments ($33,500,000), which payments aggregated approximately $65,000,000. IPA made a special distribution to its partners following the end of the September 30, 1998 quarter to partners of records on October 30, 1998, in the amount of $57,400,000. The gain on the sale of the Chicago Properties for financial reporting purposes was $100,683,897, as compared with the gain reported for federal income tax purposes of $99,342,388.

      During the three month period and the nine month period ended September 30, 1998, approximately 32% and 35%, respectively, of IPA's Gross Revenues from Real Estate and 33% and 39%, respectively, of IPA's expenses, were attributable to the Chicago Properties.

      Liquidity and Capital Resources - The sale of the Chicago Properties permitted IPA to discharge its obligations relating to the Chicago Properties. IPA's cash generated from operations plus its ability to refinance certain mortgage obligations provide it with the resources needed to meet its anticipated obligations including operating expenses, mortgage amortization and required distributions to partners.

      Year 2000 Status - IPA's properties are managed by Helmsley-Spear, Inc. ("Helmsley-Spear") which is undertaking systems and equipment replacement independently and in conjunction with third parties. Helmsley-Spear has advised IPA that all systems will be Y2K compliant, with appropriate testing completed, not later than the second quarter of 1999. Helmsley-Spear has advised IPA that systems which have been evaluated include fire and security, HVAC, lighting, elevators, and accounting and financial records. IPA intends to rely on Helmsley-Spear with respect to insuring that the systems and equipment of IPA is Y2K compliant. IPA and its operations are dependent on Helmsley-Spear to effectively continue IPA's activities.

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

                                            INVESTMENT PROPERTIES ASSOCIATES
                                                       (Registrant)


                                            /s/ IRVING SCHNEIDER
                                            ------------------------------------
                                                      (Signature)
                                            IRVING SCHNEIDER
                                            General and Special Limited Partner

DATE  December 22, 1998