Form 10-K
period 1998-12-31
INVESTMENT PROPERTIES ASSOCIATES
filed 1999-04-15
CIK 52067

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                         Commission File Number: 0-5537

                        INVESTMENT PROPERTIES ASSOCIATES
             (Exact Name of Registrant as specified in its charter)

A New York Limited Partnership                           13-2647723
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant -- Not applicable.

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

Item 1. Business.

      (a) General Development of Business. Investment Properties Associates ("IPA" or "Registrant") is a New York limited partnership formed pursuant to a Limited Partnership Agreement dated as of May 15, 1969, as amended on October 2, 1969, October 31, 1969, December 3, 1969, and May 30, 1997 (the "Partnership Agreement").

      Harry B. Helmsley, a General Partner of Registrant, died on January 4, 1997. Upon his death, Mr. Helmsley's general partnership interest in IPA was converted to a special limited partner interest, which was inherited by his spouse, Leona M. Helmsley, from Mr. Helmsley's estate as of December 31, 1997 (the "Converted Special L.P. Interest"). Under the terms of the Partnership Agreement as in effect on the date of Mr. Helmsley's death, the General Partners were required to create a new limited partnership with the same attributes as Registrant and to convey all of the assets and liabilities of Registrant to such entity. Such action would have involved substantial transfer tax, insurance premium costs and other related expenses and no benefit to the partners of Registrant or to the holders of Participation Interests ("Participation Interests" or "PPIs") in the limited partnership interest of the limited partner of Registrant. Accordingly, Registrant obtained the approval of the holders of a majority of the PPIs to, among other things, amend the Agreement to permit the remaining General Partners to elect to continue the business of Registrant in the event of the death of a General Partner and to make such election with respect to the death of Mr. Helmsley. Such amendments were effective on May 30, 1997 (the "Amendments"). As contemplated by the amended Partnership Agreement, effective July 3, 1997, H Associates LLC ("H Associates"), an entity owned by Leona M. Helmsley, was admitted as a General Partner of Registrant. H Associates' economic interest in Registrant was acquired from Helmsley-Noyes Company, Inc., also a General Partner of Registrant.

      On June 10, 1998, ScogBell Acquisition, L.L.C., a Delaware limited liability company ("ScogBell"), purchased from Leona Helmsley all of her interests in Registrant. The interests from this sale that were acquired by ScogBell from Leona Helmsley included, among other things, general partnership interests (0.05%), special limited partnership interests (33.29%) and an aggregate of 282,377 Participation Interests. Also on June 10, 1998, ScogBell acquired 28,550 Participation Interests in the over-the-counter market. As a result, ScogBell became a beneficial owner of 310,927 Participation Interests in IPA which represents 37.9% of the outstanding Participation Interests.

      At December 31, 1998, Registrant owned fee titles to, or leasehold estates in, six commercial properties, a 50% interest in one commercial property, and fee title to two unimproved real properties (collectively, the "Properties"). The Properties are located in New

York, New York; Midland, Texas; Houston, Texas; and Newark, New Jersey. During 1998, Registrant sold six of its properties.

      On January 22, 1998, Registrant, as ground tenant, sold its leasehold interest in its ground lease with the City of Newark, New Jersey under the property located at 1180 Raymond Blvd. in Newark. Consequently, Registrant was relieved of liability for ground lease rent and real estate taxes on the property from and after January 22, 1998. The leasehold interest was sold for $1,350,000.

      On September 28, 1998, Registrant sold its five Chicago commercial properties (the "Chicago Properties") for $121,000,000. The sales proceeds from the sale of the Chicago Properties were used to first pay mortgage debt ($10,000,000), Affiliate Loans ($18,000,000), closing costs, including brokerage commissions paid to an affiliate of a General Partner ($3,500,000), accrued distributions payable to General Partners, Special Limited Partners and Limited
Partners   ($25,200,000)  and  other  commitments   ($7,300,000),   aggregating
approximately $64,000,000. In accordance with Registrant's Partnership Agreement, Registrant also made special distributions to its partners of record on October 30, 1998 using the proceeds from the sale of the Chicago Properties in the approximate amount of $57,000,000. The Chicago Properties represented a total rentable area of approximately 2,093,000 square feet of Registrant's Properties. During 1998, approximately 29% of Registrant's Gross Revenues from Real Estate and 33% of Registrant's expenses were attributable to the Chicago Properties.

      On February 1, 1999, Registrant entered into a contract for the sale of the Mojud Building in Long Island City, New York for a sales price of $6,500,000 for which Registrant has received a $650,000 deposit that is being held in escrow pending the closing of the property. The expected closing date for this property is on or before April 19, 1999.

      On November 30, 1994, Registrant borrowed $6,000,000 from Irving Schneider, a General Partner of Registrant, and $12,000,000 from an affiliate of Harry B. Helmsley, also a General Partner (collectively, the "Affiliate Loans"). The Affiliate Loans, which were due and payable on demand, bore interest at the rate announced from time to time by Chase Bank, N.A. ("Chase") as its "prime rate." Registrant paid $1,160,124 and $1,540,750 in interest under the Affiliate Loans during 1998 and 1997, respectively. The Affiliate Loans were repaid in October, 1998 from the proceeds of the sale of the Chicago Properties. See Item 2.

      On December 1, 1994, Chase loaned $10,750,000 to Registrant, which funds were used by Registrant to repay its 9% Junior Mortgage Bonds (the "Bonds") in full on such date. Chase also agreed to extend the final maturity date of Registrant's mortgage loans relating to its 1440 Broadway, 245 Fifth Avenue and 261 Fifth Avenue properties in New York, New York, and to its One North Dearborn and One LaSalle buildings in Chicago (collectively, the "Chase Loans") from January 2, 1995 to January 2, 1997. On April 25, 1995, Registrant and Chase entered into a Note Modification Agreement providing for the extension of the maturity of the Chase Loans and the cross collateralization and cross defaults among the properties that secure the Chase Loans. In addition, the Registrant was given the option of paying interest on the Chase Loans based on LIBOR plus 2.25% or prime plus 0.375%. Pursuant to a Second Note Modification Agreement, the maturity of the Chase Loans was extended to January 2, 1999. Effective January 2, 1999, pursuant to an agreement with Chase, the maturity of the Chase Loans was extended further to January 2, 2000 and require principal repayments of $3,000,000 in 1999.

      On November 9, 1998, Registrant received an extension to April 30, 1999 on the maturity of its mortgage loan with Apple Bank pertaining to its 1328 Broadway property in New

York City. The $8,000,000 first mortgage loan with Apple Bank on 1328 Broadway in which Registrant has a 50% tenancy in common interest, which became due on November 24, 1997 and was extended to April 24, 1999, has been extended further to April 30, 1999, at an interest rate of 8.5% per annum. Registrant believes that it will be able to refinance its mortgage loan from Apple Bank with respect to its 1328 Broadway property in New York City.

      During 1998, Registrant made principal payments of $13,000,000 in the aggregate on its Chase Loans, including $10,000,000 from the proceeds of the sale of the Chicago Properties to make these principal payments. The aggregate principal amount of the Chase Loans at December 31, 1998 was $19,847,488.

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

      Registrant employs approximately 46 people who handle maintenance of its properties. All of the Registrant's other operating functions, which consist primarily of property leasing and property management services, are performed by Helmsley-Spear, Inc. ("HSI") or affiliates of HSI, which entities may be deemed to be affiliates of Registrant. Management fees and leasing commissions charged by HSI aggregated approximately $1,969,600 in 1998, $2,098,300 in 1997 and $2,330,400 in 1996. HSI also earned $3,025,000 in brokerage commissions in 1998 in connection with the sale of the Chicago Properties. Additionally, Registrant purchases some of its maintenance supplies and materials from Deco Supplies Co. ("Deco"), which may be deemed an affiliate of one of its partners. No such purchases were made in 1998 but purchases aggregated approximately $61,000 in 1997 and $23,000 in 1996. Registrant believes that such services and products are supplied at prices that approximate those that would be available from non-affiliates. See Item 13.

Item 2. Properties.

      General. At December 31, 1998, Registrant's Properties included fee titles to, or leasehold estates in, six commercial properties, a 50% interest in one commercial property, and fee title to two unimproved real properties. The Properties are located in New York, New York; Midland, Texas; Houston, Texas; and Newark, New Jersey. The Properties have a total rentable area of approximately 2,274,000 square feet.

      The table below sets forth a description of each of the Properties owned by Registrant on December 31, 1998, its location, type of ownership and rentable area in square feet.

Property                           Description                      Ownership          Total Rentable
                                                                                       Area (Sq. Ft.)
New York, New York

1440 Broadway                      25-story office bldg.            Fee                690,000

261 Fifth Avenue                   25-story office bldg.            Fee                402,000

245 Fifth Avenue                   26-story office bldg.            Fee                287,000

Marbridge Building                 11-story office bldg.            50% of Fee         357,000
(1328 Broadway)

Mojud Building(1)                  5-story loft building            Fee                181,000
(Long Island City)

Texas

Midland Savings Bldg.              14-story office bldg.            Fee                167,000
(Midland)(2)                       (currently vacant)


_______________________
(1) On February 1, 1999, Registrant entered into a contract for the sale of the Mojud Building in Long Island City, New York for a sales price of $6,500,000. The expected closing date for this property is on or before April 19, 1999.

(2) Registrant is not attempting to rent space in such building since it does not believe that the building can be operated profitably under current market conditions. Such property is not material to Registrant's operations.

                                                                                     Total Rentable
Property                              Description                 Ownership          Area (Sq. Ft.)
--------                              -----------                 ---------          --------------
Edgewood Shopping Center
(Houston)                             Unimproved Land             Fee                --

Bellway Shopping Center               Unimproved Land             Fee                --
(Houston)

New Jersey

570 Broad Street (Newark)(3)          14-story office bldg.       Fee                190,000


      On January 22, 1998, IPA sold its leasehold interest in its ground lease with the City of Newark, New Jersey on the property located at 1180 Raymond Blvd. in Newark. As a consequence of the transaction, IPA is relieved of liability for ground lease rent and real estate taxes on the ground lease. IPA was incurring operating losses of approximately $65,000 per month with respect to 1180 Raymond Blvd. The leasehold interest was sold for $1,350,000.

      On September 28, 1998, IPA sold its five Chicago Properties for $121,000,000. The sale proceeds were applied first to the payment of mortgage debt ($10,000,000), Affiliate Loans ($18,000,000), closing costs including brokerage commissions paid to an affiliate of a General Partner ($3,500,000), accrued distributions payable to General Partners, Special Limited Partners and Limited Partners ($25,200,000) and other commitments ($7,300,000), aggregating approximately $64,000,000. IPA made a special distribution to its partners following the end of the September 30, 1998 quarter to partners of record on October 30, 1998 in the approximate amount of $57,000,000. The Chicago Properties represented a total rentable area of approximately 2,093,000 square feet of Registrant's Properties. During 1998, approximately 29% of

_____________________________
(3) Vacant since 1996.

Registrant's Gross Revenues from Real Estate and 33% of Registrant's expenses were attributable to the Chicago Properties.

      Additional Property Information. Three of Registrant's Properties individually account for 10% or more of its total assets or revenues at December 31, 1998. Such properties are referred to above as 1440 Broadway, New York, New York, 261 Fifth Avenue, New York, New York, and 245 Fifth Avenue, New York, New York.

      The estimated occupancy rate for the Registrant's 1440 Broadway property for 1998, 1997, 1996, 1995 and 1994 was approximately 74%, 74%, 61%, 73% and
70%, respectively. The average annual base rent per leased square foot at such property was approximately $22.90 in 1998, $26.91 in 1997, $28.10 in 1996,
$23.94 in 1995 and $24.57 in 1994.

      The estimated occupancy rate for the Registrant's 261 Fifth Avenue property for 1998, 1997, 1996, 1995 and 1994 was approximately 84% 80%, 80%, 78%
and 72%, respectively. The average rental per square foot at such property was approximately $22.88 in 1998, $22.61 in 1997, $21.28 in 1996, $21.25 in 1995 and
$20.49 in 1994.

      The estimated occupancy rate for the Registrant's 245 Fifth Avenue property for 1998, 1997, 1996, 1995 and 1994 was approximately 78%, 74%, 67%,
57% and 56%, $20.50, respectively. The average rental per square foot at such property was approximately $25.03 in 1998, $22.17 in 1997, $20.84 in 1996,
$20.38 in 1995 and $20.05 in 1994.

      Registrant's 1440 Broadway property is a 25 story commercial office building in midtown Manhattan. Three separate tenants, all of which are clothing retailers, occupy 10% or more of the rentable area of such property. The rental per annum of the first clothing retailer is $4,225,476 and its lease expires on December 31, 1999, subject to two consecutive five year renewal options to 2004 and 2009 at then prevailing market rentals. The rental per annum of the


      `                               - 10 -
second clothing retailer is $1,914,800 per year and such lease expires on December 31, 2002 with no renewal options. In January, 1998, approximately 92,950 square feet was rented to a third clothing retailer whose lease expires in 2013. The rental per annum through January 2003 under such lease is approximately $1,431,000. From 2003 to 2008, the rental per annum will be approximately $2,555,800. From 2008 to 2013, the rental per annum will be approximately $2,931,700.

      Registrant's 261 Fifth Avenue property is a 25 story building located in midtown Manhattan. No single tenant of such property occupies 10% or more of the rentable area of such property.

      Registrant's 245 Fifth Avenue property is a 26 story building located in midtown Manhattan. One tenant occupies 10% or more of the rentable area of such property. The rental per annum is approximately $1,159,200 and the tenant has three leases which expire on June 30, 1999 with respect to rent of approximately $164,000, December 31, 1999 with respect to rent of approximately $695,500 and December 31, 2002 with respect to rent of approximately $299,600.

      While the New York commercial real estate market is highly competitive. Registrant has achieved occupancy and rental rates at its New York properties which have enabled it to operate these properties profitably. Registrant believes that rental rates will remain high enough to operate these properties profitably for the foreseeable future, although there can be no assurances in this regard.

      The following table sets forth certain information concerning lease expirations for the Registrant's principal properties at December 31, 1998:

                                  1440 Broadway
              Number of          Total Leased                           % of
            Tenants whose           Area in                         Gross Annual
Year      lease will expire       Square Feet       Annual Rental      Rental
----      -----------------       -----------       -------------      ------

1999             19                 196,172          $4,217,922         35.4
2000              6                   7,025             168,749          1.4
2001              3                  26,470             900,759          7.6
2002              3                  85,987           1,970,228         16.5
2003              2                   7,518             236,032          2.0
2004              1                   2,000             225,583          1.9
2005              4                  13,884             882,173          7.4
2006              2                  72,762           1,647,405         13.8
2007              0                       0                   0          0.0
2008 or later     3                  96,546           1,667,113         14.0
                 --                 -------         -----------        -----
  Totals         43                 508,364         $11,915,964        100.0
                 ==                 =======         ===========        =====

                                261 Fifth Avenue
              Number of            Total Leased                       % of Gross
            Tenants whose            Area in                            Annual
Year      lease will expire        Square Feet      Annual Rental       Rental
----      -----------------       -----------       -------------       ------

1999             23                  58,739          $1,378,677          17.4
2000             16                  45,466           1,025,200          12.9
2001             11                  40,012             900,744          11.4
2002             11                  35,584             813,105          10.3
2003              5                  13,043             307,964           3.9
2004              4                  38,743             978,143          12.4
2005              4                  30,668             749,896           9.5
2006              0                       0                   0           0.0
2007              4                  73,327           1,681,086          21.1
2008 or later     1                   1,000              84,080           1.1
                 --                 -------          ----------        ------
  Totals         79                 336,582          $7,918,895         100.0
                 ==                 =======          ==========        ======

                                245 Fifth Avenue
              Number of            Total Leased                       % of Gross
            Tenants whose            Area in                            Annual
Year      lease will expire        Square Feet       Annual Rental      Rental
----      -----------------        -----------       -------------      ------

1999             18                   73,850           $2,110,609        38.6
2000              5                    9,505              246,547         4.5
2001             16                   59,590            1,436,689        26.3
2002             13                   45,213            1,023,543        18.7
2003              5                   12,975              319,161         5.8
2004              2                    9,607              190,655         3.5
2005              1                    2,324               60,773         1.1
2006              1                    4,684               84,312         1.5
2007              0                        0                    0           0
2008 or later     0                        0                    0           0
                 --                  -------           ----------       -----
Totals           61                  217,748           $5,472,289       100.0
                 ==                  =======           ==========       =====

Item 3. Legal Proceedings.

      There are no material pending legal proceedings to which Registrant is a party or of which any of Registrant's property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of holders of PPIs at a meeting or otherwise during the fourth quarter of 1998.

                                     PART II

Item 5. Market for the Registrant's Participation Interests and Related Security Holder Matters.

      As discussed above, Registrant is a limited partnership. Participation Interest, which represent the beneficial interest of the Registrant's sole Limited Partner, are traded in the over-the-counter market on the National Association of

Securities Dealers Automated Quotations System ("NASDAQ") under the symbol "IVPA." There is no regular market for these securities and quotations are limited and sporadic.

      The range of high and low closing bid quotations for PPIs in the over-the-counter market for the two most recent years was as follows:

                             1998                               1997
                             ----                               ----
                    High              Low              High              Low
                    ----              ---              ----              ---
First Qtr.           85               70 1/8            60               38
Second Qtr.         102               72 1/2            85               57
Third Qtr.          119               99 1/2            86               65 1/2
Fourth Qtr.         110               61                71               61

      The foregoing over-the-counter quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of December 31, 1998, there were 535 holders of record of Participation Interests.

      Pursuant to the Partnership Agreement, Registrant is required to make certain cash distributions to holders of Participation Interests. Net operating revenues for each calendar year are distributable to the partners of Registrant approximately as follows:

                  General Partners (as a group):                            .55%

                           Irving Schneider

                           Minlyn, Inc.

                           ScogBell AG, Inc. (formerly known as
                           Helmsley-Noyes Company, Inc.)

                           ScogBell(1)

_____________________________
(1) Based upon information in a Schedule 13D filed by ScogBell on June 23, 1998, the Registrant believes that ScogBell was formed to acquire, hold, finance and sell interests in the Registrant. By agreement among ScogBell's members, the management and control of ScogBell is vested exclusively in ScogBell AG Manager, Inc., a Delaware corporation, and ScogBell SB Manager, Inc., a Delaware corporation, as managers.

                  Converted Special L.P. Interest

                           ScogBell                                         .95%

                  Special Limited Partners (as a group):                  48.50%

                           ScogBell

                           Irving Schneider

                  Limited Partner (nominee for
                  holders of Partnership
                  Participation Interests):                                50.0%

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

      In 1998, Registrant had "net operating revenues" (as defined below), of $9,803,570, of which $5,442,159 in the aggregate (or $6.64 per Participation Interest) was distributed on March 31, 1999 to the holders of record as of December 31, 1998 of Participation Interests. An aggregate of $5,442,159 in respect of 1998 net operating revenues is required to be distributed to the Special Limited Partners and General Partners identified above. Accrued distributions with respect to net operating revenues for 1994, 1995, 1996 and 1997 aggregating $20,310,705 were paid to the General Partners and Special Limited Partners, in 1998 using the proceeds of the sale of the Chicago Properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In 1997, Registrant had "net operating revenues" of $9,174,787, of which $4,923,892 in the aggregate (or $6.00 per Participation Interest, $0.48 of which, for financial reporting purposes, represents a return of capital) was distributed on March 31, 1998 to the holders of record as of December 31, 1997 of Participation Interests. An aggregate of $4,923,892 in respect of 1997 net operating revenues is required to be distributed to the Special Limited Partners and General Partners identified above. The Special Limited Partners also deferred receipt of their distributions in respect of net operating revenues for 1994, 1995, 1996 and 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      "Net operating revenues" is defined in Registrant's partnership agreement as follows: for any year, (i) net taxable income of the Registrant, plus (ii) depreciation and amortization expenses allowable for income tax purposes during such year (but only to the extent of mortgage repayments), (iii) plus amortization of Bond issuance costs and Bond discount (which is not relevant after 1994), (iv) plus amortization of financing costs, (v) less principal repayments on mortgages. Net operating revenues of Registrant in recent years has generally exceeded cash available for distribution to Registrant's partners. This trend is anticipated to continue. Consequently, Registrant may have to borrow additional funds or sell properties to fund such distributions of net operating revenues in the future. See "Item 7" below.

      Four of Registrant's properties are encumbered by first mortgages, three of which require payments of interest at variable rates. Consequently, if interest rates on such variable rate mortgages were to increase, Registrant could have less funds available for distribution to holders of Participation Interests.

Item 6. Selected Financial Data.

                                    1998                1997               1996               1995               1994
                                    ----                ----               ----               ----               ----
Income Statement Data
Gross revenues from real       $43,454,081            $46,463,473        $52,216,081         $53,879,055       $52,739,194
estate

Net Income transferred to      112,747,733              8,726,836          8,452,069           9,331,341         8,702,453
Partner's capital accounts

Net operating revenues, as       9,803,570              9,174,787          8,342,911           9,857,034        10,212,572
defined

Net income per                     60.4848                 5.5280             5.8636              5.8446            5.4269
Participation Interest:

Balance Sheet Data

Total assets                   $49,762,234            $53,585,976        $55,393,657         $55,061,349       $55,524,560

Mortgages payable              $23,847,488            $36,847,488        $40,314,558         $43,363,342       $46,408,730

Affiliate Loans                         --            $18,000,000        $18,000,000         $18,000,000       $18,000,000


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Liquidity and Capital Resources:

      Historically, Registrant's income for operations has been sufficient to provide for its expenses. From time to time, however, Registrant has borrowed funds to meet its short term liquidity needs. Registrant believes that its properties are not overly leveraged and that, under normal market conditions, it will be able to obtain additional financing as needed. The Registrant has sold significant assets during 1998 and may sell assets in the future to discharge its obligations.

      On  September  28,  1998,  Registrant  sold  the  Chicago  Properties  for
$121,000,000.   The  sales  proceeds  were  used  to  first  pay  mortgage  debt
($10,000,000), Affiliate Loans

      ($18,000,000), closing costs, including brokerage commissions paid to an affiliate of a General Partner ($3,500,000), accrued distributions payable to General Partners, Special Limited Partners and Limited Partners ($25,200,000) and other commitments ($7,300,000), aggregating approximately $64,000,000. In accordance with Registrant's Partnership Agreement, Registrant also made special distributions to its partners of record on October 30, 1998 using the proceeds of the sale of the Chicago Properties in the approximate amount of $57,000,000.

      On January 22, 1998, Registrant, as ground tenant, sold its leasehold interest in its ground lease with the City of Newark, New Jersey under the property located at 1180 Raymond Blvd. in Newark. Consequently, Registrant was relieved of liability for ground lease rent and real estate taxes on the property from and after January 22, 1998. The leasehold interest was sold for $1,350,000.

      On February 1, 1999, a contract for the sale of the Mojud Building in Long Island City, New York was entered into for a sales price of $6,500,000 for which Registrant has received a $650,000 deposit that is being held in escrow pending the closing of title in respect of the property. The expected closing date for this property is on or before April 19, 1999.

      Pursuant to an agreement with Chase effective January 2, 1999, the maturity of Registrant's Chase Loan having an outstanding principal balance of $19,847,500 was extended to January 2, 2000. See "Business" above. Pursuant to an agreement on November 9, 1998, the Registrant's mortgage loan with Apple Bank pertaining to its 1328 Broadway property in New York City, which has an outstanding balance of $8,000,000 of which Registrant is obligated for its 50% tenancy in common interest of $4,000,000, was extended to a maturity date of April 30, 1999. Registrant believes that it will be able to refinance its mortgage loan from Apple Bank with respect to its 1328 Broadway property in New York City.

      Registrant is required to make certain cash distributions to its partners for each year. See "Item 5." In October, 1998, payment of accrued distributions to the General Partners and

Special Limited Partners aggregating $20,310,705 in respect of 1994 through 1997 net operating revenues were paid for with cash from the sale of the Chicago Properties. Also in October, 1998, Registrant made a special distribution to its partners of approximately $57,000,000 which was paid with cash from the sale of the Chicago Properties. Registrant anticipates satisfying its working capital requirements for 1999 generally through cash from the operations and additional short-term borrowings or mortgage refinancings and/or the sale of properties.

      Net cash provided by operating activities was approximately $9.4 million in 1998, as compared to $7.7 million in 1997. Such higher levels in 1998 were primarily due to the improved performance of Registrant's Properties in New York. Net cash used in financing activities was approximately $113.4 million in 1998, as compared to $8.4 million in 1997 which was due to the repayment of indebtedness and payment of distributions using the proceeds from the sale of the Chicago Properties. Net cash provided by investing activities was approximately $115.6 million in 1998, as compared to net cash used in investing activities of $2.2 million in 1997. Such an increase was attributable to the proceeds received from the sale of the Chicago Properties.

      On November 30, 1994, Registrant borrowed $6,000,000 from Irving Schneider, a General Partner of Registrant, and $12,000,000 from an affiliate of Harry B. Helmsley, also then a General Partner, pursuant to the Affiliate Loans. The Affiliate Loans bore interest at the rate announced from time to time by Chase as its "prime rate" and were due and payable on demand. In October, 1998, the Affiliate Loans were repaid using the proceeds from the sale of the Chicago Properties. See "Item 2."

      At December 31, 1998, Registrant has outstanding mortgage indebtedness in connection with its Chase Loans of $19,847,488 which is secured by three of the New York properties. The Chase Loans bears interest at LIBOR plus 2.25% and require principal repayments of $3,000,000 during 1999 with the balance due on the maturity date of January 2, 2000.

      During 1998, principal repayments on the Chase Loans of $13,000,000 were made including a payment of $10,000,000 in connection with the sale of the Chicago Properties. Registrant is also obligated for one-half of the $8,000,000 mortgage payable to Apple Bank which bears interest at 8.5% and which has a maturity date of April 30, 1999.

      Pursuant to an agreement with Chase, Registrant has agreed to invest $1,000,000 at its 1440 Broadway property in New York. See "Business." Through December 31, 1998, Registrant has invested approximately $2,051,000 on tenant improvements and leasing commissions at such property. Registrant has no present material commitments for any other capital expenditures in excess of normal business requirements and does not anticipate incurring any such commitments through 1999.

      Four of Registrant's properties are encumbered by first mortgages, three of which require payments of interest at variable rates. Consequently, if interest rates on such variable rate mortgages were to increase, Registrant could have less funds available for distribution to holders of Participation Interests.

      Year 2000 Disclosure:

      Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus the programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem" or "Y2K."

      Registrant has been informed by its vendors that each has developed a plan to address the affected informational (accounting, billing payroll) and operational (HVAC, fire alarms, security, elevators, and lighting) systems of Registrant.

      Registrant has determined that the majority of its systems, including all mission critical systems, are already Y2K compliant. Registrant also anticipates that any issues encountered with informational or operational systems will be remediated. Registrant expects that where appropriate all mission critical systems will be tested by the close of the second quarter of 1999. The cost of Registrant's compliance for Y2K was not material to 1998 operations and is not expected to be material to 1999 operations.

      Results of Operations:

1998 Compared to 1997

      Gross revenues from rentals for 1998 decreased approximately $3,009,000 (approximately 7%) as compared to 1997, primarily due to decreases in revenue as a result of the sale of the Chicago Properties offset in part by increases in revenue from Registrant's New York properties. Net income for 1998 increased approximately $104,000,000 primarily due to the sale of the Chicago Properties. Total expenses decreased by approximately $5,294,000 (approximately 15%) primarily as a result of decreases in leasehold rentals, interest, real estate taxes, repairs and maintenance and other property operating expenses, attributable to the sale of the Chicago Properties in September, 1998.

      During 1998, approximately 8 tenants in various properties with an aggregate annualized rental of approximately $236,000 vacated their premises prior to the expiration of their leases. While leasing activity has recently been more active in New York, it remains relatively flat in Newark. Although Registrant anticipates continuing its practice of negotiating new leases and renewing existing leases upon their expiration, there is no assurance that some of Registrant's tenants will not go out of business, reduce their space requirements or relocate.

      For 1998, Registrant's interest expense decreased approximately $848,000 (approximately 18%), primarily due to lower levels of average outstanding indebtedness resulting from mortgage principal repayments of $13,000,000 and repayments of Affiliate Loans of $18,000,000.

      Registrant's real estate tax expense in 1998 decreased approximately $2,269,000 (approximately 24%), primarily due to the sale of the Chicago Properties in September, 1998. Registrant, under certain commercial leases, is able to pass a portion of the increases in real estate taxes, operating expenses and increases in the consumer price index to the tenants based on lease escalation clauses.

      Management fees decreased approximately $251,000 (approximately 18%), primarily due to the sale of the Chicago Properties in September, 1998.
Depreciation expenses decreased approximately $658,000 (approximately 14%), primarily due to the sale of the Chicago Properties in September, 1998.

1997 Compared to 1996

      Gross revenues from rentals for 1997 decreased approximately $5.7 million (approximately 11%) as compared to 1996, primarily due to the vacancy of the 570 Broad Street property in Newark, New Jersey since December 31, 1996, as well as the disposition of two other properties in Newark. In addition, lease termination fees decreased in 1997 as compared to 1996. Net income for 1997 increased approximately $275,000 (approximately 3.2%) primarily due to an increase in other revenues relating to real estate tax refunds and insurance proceeds. Total expenses decreased by approximately $4.2 million (approximately 9.8%) primarily as a result of decreases in leasehold rentals, interest, real estate taxes, repairs and maintenance and other property operating expenses.

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

      For  1997,   Registrant's  interest  expense  decreased  to  $4.7  million
(approximately 3.9%), primarily due to lower levels of average outstanding indebtedness.

      Registrant's real estate tax expense in 1997 totaled $9.4 million, which represents a decrease of approximately 4.7% over amounts expensed in 1996. This decrease is attributable primarily to decreases in certain real estate assessments and the disposition of certain properties. Registrant, under certain commercial leases, is able to pass a portion of the increases in real estate taxes, operating expenses and increases in the consumer price index to the tenants based on lease escalation clauses.

      Management fees decreased approximately 6.0% in 1997 as compared to 1996, primarily due to lower gross revenues from rentals. Depreciation expenses decreased approximately 2.8% in 1997 as compared to 1996, primarily due to the fact that certain of Registrant's properties became fully depreciated by 1996 and the disposition of certain properties.

      On June 1, 1997, Registrant assigned its ground lease with the City of Newark, New Jersey on the property located at 1180 Raymond Boulevard to a newly-formed corporation. The assignee has agreed that such assignment was received by it as agent for Registrant. In connection with this transfer, management had determined that, due to the recurring operating losses sustained by this property and the general deterioration of the surrounding area, the transferred leasehold had no value, and recorded a reserve for impairment equal to the book value of the leasehold of $711,522 at the transfer date.In December, 1997, Registrant received from a third party an offer of $1,350,000 for its 1180 Raymond Blvd. ground lease. Upon receipt of the offer registrant reversed the previously recorded reserve for impairment. On January 22, 1998, the leasehold interest was sold for $1,350,000. In connection with such sale, past due property taxes on the property totaling $410,143 were paid to the City of Newark with a portion of the sale proceeds.

Item 7A. Disclosures About Market Risk.

      Registrant is exposed to interest rate risk on its variable rate mortgages. On December 31, 1998, Registrant had total mortgage debt of approximately $23,847,000 of which approximately $19,847,000 (or approximately 83%) is variable rate. All of Registrant's mortgage debt is scheduled to mature within the next 12 months. If Registrant elects to refinance such mortgage debt upon maturity, Registrant would seek to manage its interest rate risk through the use of fixed rate debt or interest rate derivatives in conjunction with variable rate debt. Registrant believes that it can refinance such mortgage debt at commercially reasonable rates, although there can be no assurances in this regard.

Item 8. Financial Statements and Supplementary Data.

      The response to this Item is submitted in a separate section of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III

Item 10. General Partners of the Registrant.

         (a)  (b)  Identification of General Partners.


      Registrant is a limited partnership. It does not have directors or executive officers. The information set forth below is provided with respect to the General Partners of the Registrant, who may be considered to occupy positions equivalent to directors or executive officers. There is no specific term of office for any General Partner of the Registrant. Each General Partner, with the exception of ScogBell, has served in such capacity since December 4, 1969.

      The names, ages, and business experience during the past five years of the two individual General Partners of the Registrant, including their principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupations and employment were carried on, is as follows:

      Irving Schneider - 79; Executive Vice President of Helmsley-Spear, Inc. Mr. Schneider has been in the real estate business for over 50 years and owns and operates, individually or through partnerships, numerous real estate investments.

      Minlyn, Inc. was formed in 1968. All of its stock is owned by Mr. Schneider. Mr. Schneider is a director of Reliance Group Holdings, Inc. and Reliance Insurance Company.

      Registrant has been advised that ScogBell was created in June, 1998 to acquire, hold, finance and sell interests in Registrant. Control of ScogBell is vested exclusively with ScogBell AG Manager, Inc. and ScogBell SB Manager, Inc., as managers.

      ScogBell AG, Inc. (formerly known as Helmsley-Noyes Company, Inc.) was incorporated in 1926. It is a real estate management firm in New York City. It was acquired by ScogBell on June 10, 1998.

      Harry B. Helmsley was a General Partner of Registrant until his death on January 4, 1997. He was succeeded by H Associates on July 3, 1997. H Associates acquired a nominal general partner interest from Helmsley-Noyes Corporation in connection with its admission as a General Partner. On June 10, 1998, H Associates ceased to be a General Partner of Registrant and was replaced by ScogBell as a General Partner pursuant to a sale of its entire beneficial ownership position. See "Business."

Item 11. Executive Compensation.

      (a) General,  (b) Summary Compensation Table, (c) Option/SAR Grants Table,
(d) Aggregate  Option/SAR  Exercises and Fiscal Year-End Option/SAR Value Table,
(e) Long-Term  Incentive  Plan ("LTIP")  Awards  Table,  (f) Defined  Benefit or
Actuarial Plan Disclosure, (g) Compensation of Directors, (h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements, (i) Report on Repricing of Options/SARs, (j) Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions, (k) Board Compensation Committee Report on Executive Compensation,
(l) Performance Graph.

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

      Paragraph 11A(3) of the Partnership Agreement provides for certain guaranteed payments to be made to the General Partners and Special Limited Partners of Registrant equal to 8-3/4% per annum of their "Remaining Original Cash Contribution." The Remaining Original Cash Contribution is $1,500,000, less the cumulative amounts distributed to the General Partners and Special Limited Partners from time to time in respect of the net proceeds of the sale of Registrant's properties. The Remaining Original Cash Contribution as of December 31, 1998 was $1,160,000. For the fiscal years ended December 31, 1998, Registrant paid or accrued, pursuant to such paragraph 11A(3), guaranteed payments to the General and Special Limited Partners in an aggregate amount of $101,500 as follows: Irving Schneider - $33,732, ScogBell - $67,576, ScogBell AG, Inc. (formerly known as Helmsley-Noyes Company, Inc.) - $91 and Minlyn, Inc.
- $101.

      Under the terms of the Partnership Agreement, since January 1, 1973, the General Partners are entitled to receive an annual payment equal to 1/2% of the gross operating income of Registrant. During the fiscal year ended December 31, 1998, Registrant accrued in connection with such annual payments an aggregate of $214,703 as follows: Irving Schneider - $64,410, ScogBell AG, Inc. (formerly known as Helmsley-Noyes Company, Inc.) - $6,442, ScogBell - $136,695, and Minlyn, Inc. - $7,156. Mr. Schneider and ScogBell are entitled to receive distributions of net operating revenues in each of their respective capacities as Special Limited Partners. See "Item 5" above.

      The Registrant does not provide any compensation to the General Partners or the other persons in the form of option or stock appreciation right grants, long-term incentive plans, or a defined benefit or actuarial plans. The Registrant has no standard arrangements for payment of fees to General Partners (other than for their interest as General Partners, as described above), or employment contracts or change-in-control arrangements.

Item 12. Security Ownership of Certain

         Beneficial Owners and Management.

      (a) Registrant is a limited partnership. Except to the extent set forth below, it does not have voting securities. The right to control the business of Registrant is vested in the General Partners of Registrant by virtue of provisions of the Partnership Agreement and Article 8A of the New York Partnership Law.

      The Partnership Agreement provides for modification or amendments of the Partnership Agreement upon obtaining the consents or affirmative votes of specified percentages of the Special Limited Partners and the Limited Partners, each voting as a class. The sole limited partner votes as directed by the holders of PPIs. To the extent that the Special Limited

      Partnership Interests and PPIs are considered voting securities, the following information is provided as to holders of 5% or more of each such class at December 31, 1998:

                                                          Amount and
                                                          Nature of
                                 Name and Address of      Beneficial    Percent
Title of Class                   Beneficial Owner         Ownership     of Class
--------------                   -------------------      ----------    --------
Special Limited                  ScogBell                 Direct         66.66
Partnership Interest             660 Madison Ave.
                                 New York, NY  10021

                                 Irving Schneider         Direct(2)      33.34
                                 880 Fifth Avenue
                                 New York, NY

Converted Special L.P.           ScogBell                 Direct        100.00
Interest                         660 Madison Ave.
                                 New York, NY  10021

Participation                    ScogBell                 310,927(1)     37.92
Interests                        660 Madison Ave.
                                 New York, NY  10021

                                 Irving Schneider         90,095         10.99
                                 880 Fifth Avenue         Direct(2)
                                 New York, NY


(1) Based upon a Schedule 13D filed by ScogBell on June 23, 1998, the Registrant believes that ScogBell was formed to acquire, hold, finance and sell interests in the Registrant. By agreement among ScogBell's members, management and control of ScogBell is vested exclusively in ScogBell AG Manager, Inc., a Delaware corporation and ScogBell SB Manager, Inc., a Delaware corporation, as managers. The following members of ScogBell hold Participation Interests in Registrant in the following manner: 231,489 PPI's beneficially owned indirectly and 35,000 PPI's beneficially owned directly by Scoggin, Inc; 224,489 PPI's beneficially owned indirectly and 35,000 PPI's beneficially owned directly by Scoggin Capital Management, L.P.; 227,989 PPI's beneficially owned indirectly and 4,000 beneficially owned directly by Curtis Schenker; 62,185 PPI's beneficially owned indirectly by John M. Angelo; 227,989 PPI's beneficially owned indirectly and 2,000 PPI's beneficially owned directly by Craig Effron; 224,489 PPI's beneficially owned indirectly by ScogBell SB Manager, Inc.; 231,489 PPI's beneficially owned indirectly and 35,000 PPI's beneficially owned directly by S&E Partners, L.P.; 224,489 PPI's beneficially owned indirectly by ScogBell SB Member, L.L.C.; 62,185 PPI's beneficially owned indirectly by ScogBell AG Manager, Inc.; 62,185 PPI's beneficially owned indirectly by Michael L. Gordon; 62,185 PPI's beneficially owned indirectly by Angelo, Gordon & Co., L.P.; 62,185 PPI's beneficially owned indirectly by AG Partners, L.P.; 62,185 PPI's beneficially owned indirectly by AG Class A ScogBell Acquisition, L.L.C.; 62,185 PPI's beneficially owned indirectly by AG Class B ScogBell Acquisition, L.L.C. and 62,185 PPI's beneficially owned indirectly by ScogBell AG Manager, Inc. See "Business."

(2) Does not include 31,960 Participation Interests owned by Mr. Schneider's daughters (3.9%).

      (b) Registrant is a limited partnership and, as such, its affairs are managed by its General Partners. The following table sets forth the amount and nature of the beneficial ownership at December 31, 1998 of each class of partnership interests by its General Partners individually and as a group:

                                                               Amount and
                                                               nature of
                                    Name and Address of        Beneficial           Percent
Title of Class                      Beneficial Owner           Ownership            of Class
--------------                      -----------------          ----------           --------
General Partnership                 Irving Schneider
Interests                           880 Fifth Avenue
                                    New York, NY               (1)                   90.91

                                    ScogBell
                                    660 Madison Avenue
                                    New York, NY 10021         Indirect               9.09

                                    As a group                                      100.00(3)

Special Limited Partnership         ScogBell
                                    660 Madison Avenue
                                    New York, NY 10021         Direct(2)             66.66
Interests
                                    Irving Schneider           Direct(2)             33.34
                                    880 Fifth Avenue
                                    New  York, NY

                                    As a group                                      100.00

Converted Special
Limited Partner Interests           ScogBell
                                    660 Madison Avenue
                                    New York, NY 10021         Direct               100.00

Participation Interests             ScogBell
                                    660 Madison Avenue
                                    New York, NY 10021         310,927(3)            37.92

                                    Irving Schneider
                                    880 Fifth Avenue
                                    New York, NY               90,095                10.99
                                                               Direct(4)

                                    As a group                 401,022(2)(4)         48.91


(1) Mr. Irving Schneider owns approximately 90% of such interest directly and 10% indirectly through his ownership of Minlyn, Inc.; 60 East 42nd Street, New York, New York, which is also a General Partner of Registrant.

(2) The Special Limited Partnership Interests have the rights set forth in the Partnership Agreement and are not securities issued by Registrant. The Converted Special L.P. Interest represents the economic interest in Registrant formerly owned by Harry B. Helmsley in his capacity as a General Partner. See "Business."

(3) Includes PPI's purchased from the following: 258,877 PPIs owned directly by Leona M. Helmsley; also 4,000 PPIs held by Helmsley-Noyes Company, Inc. (0.5%), a company owned by Helmsley Enterprises, Inc., which in turn is wholly-owned by the Harry B. Helmsley Revocable Trust, under agreement dated December 13, 1989; 13,000 PPIs held by HBH Holdings Corp. (1.6%), 6,500 PPIs held by Park Lane Hotel, Inc. (0.8%) and 28,550 PPIs in the over-the-counter market.

(4) Does not include 31,960 Participation Interests owned by Mr. Schneider's daughters (3.9%).

Item 13. Certain Relationships and Related
         Transactions.

         (a) Transactions with Management and Others.

         (b) Certain Business Relationships.

      As set forth in Item 11(a) above, during the year ended December 31, 1998 Registrant paid certain fees and certain guaranteed payments to each of its corporate General Partners, ScogBell AG, Inc. (formerly known as Helmsley-Noyes Company, Inc.) and Minlyn, Inc., pursuant to the Partnership Agreement. See Item 10 hereof as to the ownership of said corporations.

      HSI, either directly or through various subsidiaries, acts as managing agent of the Properties. For such management and leasing brokerage services, HSI charged Registrant the aggregate sum of approximately $1,969,570 during the fiscal year ended December 31, 1998. Leasing commissions charged by HSI are based upon varying percentages of the annual rent paid by tenants obtained by HSI. Property management fees charged by HSI are based upon negotiated amounts that are believed to be below market rate. Leasing fees charged by HSI to Registrant are believed to be, from Registrant's perspective, on a basis that approximate those that would be available to Registrant from non-affiliates at arm's-length. In 1998, HSI earned $3,025,000 in brokerage commissions in connection with the sale of the Chicago Properties. Additionally, Registrant purchases some of its maintenance supplies and materials from Deco.There were no purchases by Registrant from Deco in 1998. Prior to September 24, 1997, Mr. Helmsley or his estate was the indirect owner of substantially all of the capital stock of HSI and Mr. Schneider was a stockholder of HSI and Executive Vice President of that company. On September 24, 1997, Mr. Schneider became a principal owner of HSI which, previously, had been owned by Harry B. Helmsley or his estate. The amount of the commissions paid for such services is believed by Registrant to be no more than the amount which Registrant would be required to pay to unrelated parties performing such services.

      During 1994, Registrant also borrowed $18 million from Irving Schneider and an affiliate of Harry Helmsley pursuant to the Affiliate Loans. See Item 1(a) above. In October, 1998, the full balance of the Affiliate Loans were repaid using the proceeds of the sale of the Chicago Properties.

              (c) Indebtedness of Management.

                  None.

                                     PART IV

Item 14. Exhibits, Financial Statement

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

               (3)(i) Registrant's Limited Partnership Agreement dated as of May 15, 1969, as amended on October 2, 1969, October 31, 1969, and December 3, 1969 is hereby incorporated by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to Registration Statement No. 2-33132 which was declared effective by the SEC on December 4, 1969.

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

          (b)  Reports on Form 8-K filed  during the period  covered by this
Report:
                   (i) On September 28, 1998, Registrant filed a Current Report on Form 8-K relating to the sale of its five Chicago commercial properties for $121,000,000.

                   (ii) On August  18,  1998, Registrant  filed a Current Report on Form 8-K relating to its execution of a contract to sell its five Chicago commercial properties for $121,000,000.

          (c)     Exhibits -- None.

          (d) Financial Statement Schedules -- The response to this period of Item 14 is submitted as a separate section of this report.

                  (27)   Financial Data Schedule.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INVESTMENT PROPERTIES ASSOCIATES

                                            By: /s/ Irving Schneider
                                               ---------------------------------
                                                         Irving Schneider
                                                         General Partner

Dated:  April 15, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Irving Schneider                        General Partner,
-------------------------                   Principal Executive,
Irving Schneider                            Financial and
                                            Accounting Officer

MINLYN, INC.                                General Partner

By: /s/ Irving Schneider
    ------------------------------
         Irving Schneider
         President

SCOGBELL AG, INC.                           General Partner

By: /s/ Craig Effron
    ------------------------------
         Craig Effron
         President

SCOGBELL ACQUISITION, L.L.C.                General Partner

By: /s/ Craig Effron
    ------------------------------
         President
         Scog Bell AG Manager, Inc., manager

                           Annual Report On Form 10-K

                      Item 14(A)(1) And (2) And Item 14(D)

          List Of Financial Statements And Financial Statement Schedule

              Financial Statements And Financial Statement Schedule

                          Year Ended December 31, 1998

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

                               New York, New York

                        Investment Properties Associates
                        (A New York Limited Partnership)

         Index Of Financial Statements And Financial Statement Schedule

The following financial statements of Investment Properties Associates are included in Item 8:
                                                                            Page

Report of Independent Auditors...............................................S-1
Balance Sheets-December 31, 1998 and 1997....................................S-2
Statements of Income-Years Ended December 31, 1998,
1997 and 1996........................................................S-3 and S-4
Statements of Changes in Partners' Capital (Deficiency)-
Years Ended December 31, 1998, 1997 and 1996.................................S-5
Statements of Cash Flows-Years Ended December 31, 1998,
1997 and 1996................................................................S-6
Notes to Financial Statements........................................S-7 to S-20

The following financial statement schedule of Investment Properties Associates is included in Item 14(d):

Schedule III-Real Estate and Accumulated Depreciation..............S-21 and S-22

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been otherwise disclosed, and therefore have been omitted.

                         Report of Independent Auditors

Investment Properties Associates

We have audited the accompanying balance sheets of Investment Properties Associates (a New York Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital (deficiency) and cash flows for each of the years in the three year period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Properties Associates at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

New York, New York
April 2, 1999

                        Investment Properties Associates
                        (A New York Limited Partnership)

                                 Balance Sheets

                                                           December 31,
                                                      1998             1997
                                                  -----------------------------
Assets
Real estate, at cost (Notes 3 and 5)              $ 68,589,793    $ 136,524,047
   Less accumulated depreciation and
     amortization                                   44,261,629       95,613,778
                                                  ------------    -------------
                                                    24,328,164       40,910,269
Cash and cash equivalents                           13,831,031        2,240,190
Due from managing agent (Helmsley-
   Spear Inc.) including tenants' security
     deposit of $1,614,898 (1998) and
     $1,595,372 (1997) (Note 6)                      2,375,753        2,712,979
Receivables, principally for rentals                   471,968        1,459,925
Deferred rent receivable                             1,045,707             --
Deferred charges, including  deferred
   leasing commissions of $3,399,132
   (1998) and $3,329,055 (1997)
   (Note 6)                                          7,709,611        6,262,613
                                                  ============    =============
Total assets                                      $ 49,762,234    $  53,585,976
                                                  ============    =============

Liabilities and partners' capital (deficiency)
Accounts payable                                  $  1,155,069    $   2,210,354
Accrued real estate taxes                            3,067,023        4,884,856
Accrued interest                                       155,025          393,144
Distributions payable to General Partners,
   Special Limited Partners and Limited
   Partner (Note 9)                                 10,884,318       25,234,597
Guaranteed payments due to General
   Partners, Special Limited Partners and
   Limited Partner (Note 7)                            700,828          384,625
Accrued leasing commissions and
   management fees due to Helmsley-
   Spear, Inc. (Note 6)                                291,405          772,348
Sundry and accrued liabilities                       1,079,965          847,668
Notes payable to related parties(Note 4)                  --         18,000,000
Mortgages payable (Note 5)                          23,847,488       36,847,488
Deposits and rents received in advance of
   $255,641 (1998) and $119,174 (1997)               1,859,300        1,981,789
                                                  ------------    -------------
Total liabilities                                   43,040,421       91,556,869
                                                  ------------    -------------
Commitments and contingencies
(Notes 10 and 13)
  Partners' capital (deficiency)
    (Notes 1, 7,  8 and 9):
     General Partners                               (2,768,948)      (3,089,297)
     Special Limited Partners                      (21,325,648)     (50,128,009)
     Limited Partner (represented by
       the equivalent of 820,000
       Participation Interests)                     30,816,409       15,246,413
                                                   ------------    -------------
                                                     6,721,813      (37,970,893)
                                                  ============    =============
Total liabilities and partners'
    capital (deficiency)                          $ 49,762,234    $  53,585,976
                                                  ============    =============

See accompanying notes

                        Investment Properties Associates
                        (A New York Limited Partnership)

                              Statements of Income

                                               Year ended December 31,
                                           1998          1997           1996
                                           ----          ----           ----
Revenues:
Gross revenues from real
   estate (Note 11)                    $ 43,454,081  $46,463,473    $52,216,081
Interest and other income                   917,010    1,144,284         74,663
                                       ------------  -----------    -----------
                                         44,371,091   47,607,757     52,290,744
                                       ------------  -----------    -----------
Expenses:
  Leasehold rentals                         409,095      563,446        929,787
  Real estate taxes                       7,149,045    9,418,042      9,883,375
  Interest (Notes 4 and 5)                3,842,192    4,690,344      4,879,233
  Management fees (Note 6)                1,121,955    1,373,436      1,460,004
  Payroll and related expenses            4,220,947    5,026,993      5,208,172
  Repairs and maintenance expenses        3,139,757    2,928,374      3,530,972
  Other property expenses                 8,463,862    9,645,887     11,753,758
  Administrative expenses                   309,626      239,602        236,072
  Co-owners' share of (expense) income       25,027       60,817         53,766
  Depreciation and amortization
     of real estate                       2,781,850    3,349,946      3,447,071
  Amortization of leasing commissions 1,100,072 1,122,721 1,128,228 Amortization of mortgage
     refinancing costs                       24,323       91,775        184,266
                                       ------------  -----------    -----------
                                         32,587,751   38,511,383     42,694,704
                                       ------------  -----------    -----------
Income before items shown below          11,783,340    9,096,374      9,596,040

Loss on abandonment of real estate             --           --         (765,972)
Gain (loss) on sale of real
   estate (Note 3)                      101,295,596      (14,913)          --
                                       ------------  -----------    -----------
Income before guaranteed
  payments required
  under the Limited
  Partnership
  agreement (Note 7)                   $113,078,936  $ 9,081,461    $ 8,830,068

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                        Statements of Income (continued)

                                                  Year ended December 31,
                                            1998           1997         1996
                                            ----           ----         ----
Guaranteed payments required under
  the Limited Partnership
  agreement (Note 7):
     To the Limited Partner             $     15,000   $   15,000   $    15,000
     To General and Special
        Limited Partners                     101,500      101,500       101,500
     To General Partners                     214,703      238,125       261,499
                                        ------------   ----------   -----------
                                             331,203      354,625       377,999
                                        ------------   ----------   -----------
Net income                              $112,747,733   $8,726,836   $ 8,452,069
                                        ============   ==========   ===========
Net income allocable
  as follows: (Note 8)
General Partners                        $    694,652   $   40,829   $  (633,678)
Special Limited Partners                  62,455,572    4,153,067     4,277,582
Limited Partner                           49,597,509    4,532,940     4,808,165
                                        ------------   ----------   -----------
                                        $112,747,733   $8,726,836   $ 8,452,069
                                        ============   ==========   ===========
Net Income Per Limited
  Partner Participation
  Interest (820,000 units
  outstanding):                         $    60.4848   $   5.5280   $    5.8636
                                        ============   ==========   ===========

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

             Statements of Changes in Partners' Capital (Deficiency)

                                                                              Special
                                                                              Limited
                                               Total      General Partners    Partners   Limited Partners
                                               -----      ----------------    --------   ----------------
Partners' Capital (Deficiency)
  December 31, 1995                       $ (34,819,420)   $ (7,597,996)   $(43,291,921)   $ 16,070,497
Distribution to General Partners,
  Special Limited Partners and Limited
  Partner (Note 9)                          (10,482,594)       (157,239)     (5,084,058)     (5,241,297)
Net income for the year ended
  December 31, 1996                           8,452,069        (633,678)      4,277,582       4,808,165
                                          -------------    ------------    ------------    ------------
Partners' Capital (Deficiency)
  December 31, 1996                         (36,849,945)     (8,388,913)    (44,098,397)     15,637,365

Reclassification of General Partner
  interest (Note 1)                                --         5,312,950      (5,312,950)           --
Distribution to General Partners,
  Special Limited Partners and Limited
  Partner (Note 9)                           (9,847,784)        (54,163)     (4,869,729)     (4,923,892)
Net income for the year ended
  December 31, 1997                           8,726,836          40,829       4,153,067       4,532,940
                                          -------------    ------------    ------------    ------------
Partners' Capital (Deficiency)
  December 31, 1997                         (37,970,893)     (3,089,297)    (50,128,009)     15,246,413

Distribution to General Partners,
  Special Limited Partners and Limited
  Partner (Note 9)                          (68,055,027)       (374,303)    (33,653,211)    (34,027,513)
Net income for the year ended
  December 31, 1998                         112,747,733         694,652      62,455,572      49,597,509
                                          -------------    ------------    ------------    ------------
Partners' Capital (Deficiency)
  December 31, 1998                       $   6,721,813    $ (2,768,948)   $(21,325,648)   $ 30,816,409
                                          =============    ============    ============    ============

See accompanying notes.

                       Investment Properties Associates
                        (A New York Limited Partnership)

                            Statements of Cash Flows

                                                                      Year ended December 31,
                                                              1998              1997            1996
                                                              ----              ----            ----
Operating activities:
Net income                                               $ 112,747,733      $ 8,726,836     $ 8,452,069
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization                                3,906,245        4,564,442       4,759,565
Loss (gain) on sale of real estate                        (101,295,596)          14,913         765,972
Changes in operating assets and liabilities:
Due from managing agent                                        337,226         (631,394)        659,072
Receivables, net                                               (57,750)         (16,349)       (160,659)
Deferred charges, net                                       (3,077,192)      (3,304,107)     (1,820,797)
Accounts payable                                            (1,055,285)        (544,867)        225,737
Accrued real estate tax                                     (1,817,833)         254,271          66,315
Accrued interest                                              (238,119)          (3,009)        (38,373)
Guaranteed payments due to General Partners
   Special Limited Partners and Limited Partner                316,203           (8,375)          8,580
Accrued leasing commissions and management fees               (480,943)        (443,667)        701,176
Sundry and accrued liabilities                                 232,297         (982,367)       (929,238)
Deposits and rents received in advance                        (122,489)          35,150         225,743
                                                         -------------    -------------    ------------
Net cash provided by operating activities                    9,394,497        7,661,477      12,915,162
                                                         -------------    -------------    ------------
Investing activities:
Property improvements                                       (2,201,413)      (2,208,474)     (2,438,279)
Net proceeds from sale of real estate                      117,803,063             --              --
                                                         -------------    -------------    ------------
Net cash provided by (used in) investing activities        115,601,650       (2,208,474)     (2,438,279)
                                                         -------------    -------------    ------------
Financing activities:
Distributions to General Partners, Special Limited
   Partners and Limited Partner                            (82,405,306)      (5,374,588)     (5,330,917)
Principal payments on mortgages payable                    (13,000,000)      (3,025,816)     (3,048,784)
Principal payments on notes payable to related parties     (18,000,000)           --             --
                                                         -------------    -------------    ------------
Net cash used in financing activities                     (113,405,306)      (8,400,404)     (8,379,701)
                                                         -------------    -------------    ------------
Increase (decrease) in cash and cash equivalents            11,590,841       (2,947,401)      2,097,182
Cash and cash equivalents at beginning of year               2,240,190        5,187,591       3,090,409
                                                         -------------    -------------    ------------
Cash and cash equivalents at end of year                  $ 13,831,031     $  2,240,190     $ 5,187,591
                                                         =============    =============    ============
Supplemental disclosure of cash flow information
Cash paid during the year for interest                   $   4,080,311    $   4,693,353    $  4,917,606
                                                         =============    =============    ============

See accompanying notes.

                       Investment Properties Associates
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1998

1. Description of Business

Investment Properties Associates ("IPA") was formed as a limited partnership on May 15, 1969 to acquire and operate commercial properties. Through January 4, 1997, the General Partners of IPA were Mr. Harry B. Helmsley and Mr. Irving Schneider and two corporations owned or controlled by them. Collectively, the General Partners owned a 1.5% interest in IPA. Upon the death of Mr. Helmsley on January 4, 1997, the general partnership interest owned by him automatically converted to a Special Limited Partnership Interest owned by his estate. As a result of this conversion, the total interests of the General Partners were reduced to .55%. The Special Limited Partners are Mrs. Leona M. Helmsley, Mr. Irving Schneider, and the Estate of Mr. Harry B. Helmsley and the Limited Partner is Mr. John Bailey. Undivided interests in the limited partnership are represented by 820,000 Participation Interests ("PPI's"). Changes in ownership subsequent to January 4, 1997 are described below.

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

On June 10, 1998 the General Partner interests of the corporation and limited liability company owned by Mrs. Leona M. Helmsley, and the Special Limited
Partner interests owned by Mrs. Leona M. Helmsley and the Estate of Harry B. Helmsley were acquired by ScogBell Acquisition, L.L.C. ("ScogBell"). Also on June 10, 1998 ScogBell acquired 282,377 PPI's from Mrs. Leona M. Helmsley and 28,550 PPI's in the over-the-counter market.

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

      b. Rental revenue from tenant leases is recognized on a straight line basis over the terms of the associated leases.

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

      f. IPA's employees are covered under multi-employer defined contribution pension plans. All contributions are funded currently based upon negotiated union contracts. Information from the plans' administrators is not available to permit IPA to determine its share of unfunded vested benefits. During 1998, 1997 and 1996 IPA paid approximately $562,000, $673,000, and $750,000, respectively, for employees to union plans for pension, welfare and other benefits.

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

      i. FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimates to be generated by those assets are less than the asset's carrying amount or on long-lived assets held for sale when the assets carrying amount is greater than the fair market value less costs of disposal for those assets on a property by property basis. No indicators of impairment were present, and, accordingly no provisions for impairment have been recorded in any of the periods presented.

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

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

2. Significant Accounting Policies (continued)

      k. Effective January 1, 1998, IPA adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations, financial position or disclosure of segment information as IPA is engaged in the ownership and operation of commercial office properties and has one reportable segment. IPA evaluates real estate performance and allocates resources based on net operating income. The primary sources of revenue are generated from tenant base rents and escalations of operating expenses and real estate taxes. Operating expenses primarily consist of common area maintenance. The commercial office property segment meets the quantitative threshold for determining reportable segments. IPA has no investment in foreign operations.

3. Real Estate

Real estate excludes co-owners' share in one property and is summarized as follows:

          Classification                               1998             1997
-----------------------------------------          ------------     ------------
Land                                               $ 10,569,184     $ 21,349,575
Buildings and building improvements                  40,105,028       79,852,946
Leaseholds and leasehold improvements                 7,486,730       22,008,106
Tenants' alterations                                 10,428,851       13,313,420
                                                   ------------     ------------
                                                   $ 68,589,793     $136,524,047
                                                   ============     ============

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

3. Real Estate (continued)

On January 22, 1998, IPA sold to an unrelated party its leasehold interest as ground tenant under its lease with the City of Newark, NJ on the property located at 1180 Raymond Blvd. As a consequence of the transaction, IPA was relieved of liability for ground lease rent and real estate taxes on the property after January 22, 1998. In connection with this transaction, IPA recognized a gain of approximately $611,700.

On September 28, 1998, IPA sold its five Chicago commercial properties (the "Chicago Properties") for $121,000,000. The sales proceeds were used to repay mortgage debt, loans from the General Partners, accrued distributions payable to the General Partners and Special Limited Partners, sales commissions of $3,025,000 paid to an affiliate of one of the General Partners and other related costs, aggregating approximately $64,000,000. In addition, IPA made a special distribution to its partners of approximately $57,000,000. In connection with this transaction, IPA recognized a gain on sale of approximately $100,683,900.

On February 1, 1999, IPA entered into a contract to sell the Mojud Building located in Long Island City, New York for a sales price of $6,500,000.

4. Notes Payable to Related Parties

On November 30, 1994, affiliates of the General Partners loaned IPA $18,000,000, evidenced by two promissory notes (the "Notes") in the amount of $6,000,000 and $12,000,000. These notes were repaid in 1998 with the proceeds from the sale of the Chicago properties.

The affiliate notes bore interest at a variable rate based on the Chase prime rate and were payable on demand. Interest expense for the year ended December 31, 1998 and 1997, with respect to the Notes was $1,160,124 and $1,540,750, respectively.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

5. Mortgages Payable

As of December 31, 1998 and 1997 mortgages payable consist of the following:

                                                                               Balance          Balance
                                       Interest Rate at                      Outstanding      Outstanding
                                         December 31,       Maturity         December 31,     December 31,
Description                                  1998             Date              1998              1997
-----------------------------------------------------------------------------------------------------------
Chase Manhattan Bank (1):
Mortgage loans with variable interest
   rates collateralized by:
1440 Broadway, N.Y., N.Y.                    7.32%           1/2/00       $  12,203,503     $  15,062,428
261 Fifth Avenue, N.Y., N.Y.                 7.32%           1/2/00             466,985         9,467,810
245 Fifth Avenue, N.Y., N.Y.                 7.32%           1/2/00           7,177,000         8,317,250

Apple Bank for Savings (2):
Mortgage loan in the amount of
  $8,000,000 with fixed interest
  payments collateralized by 1328
  Broadway Building N.Y., N.Y. (in
  which IPA has a 50% tenancy in common
  interest)                                  8.5%           4/30/99            4,000,000         4,000,000
                                                                           -------------    --------------
Total                                                                      $  23,847,488    $   36,847,488
                                                                           =============    ==============

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

      On December 20, 1996, IPA accepted an early surrender of space located at 1440 Broadway, New York, New York, in exchange for an early termination payment of $1,000,000 which

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)


5. Mortgages Payable (continued)

      was recorded as income at December 31, 1996. In consideration of Chase consenting to the early termination, IPA agreed to invest $1,000,000 for leasing costs and capital improvements at 1440 Broadway.

      On March 28, 1997, a first modification to the Agreement was made between IPA and Chase which extended the maturity date of the loan to January 2, 1998 and provided for principal payments with respect to the mortgage loans of $3,000,000 during 1997.

      On March 23, 1998, a Second Modification to the Agreement was made between IPA and Chase, which extended the maturity date of the loan to January 2, 1999, and provided for principal payments with respect to the mortgage loans of $3,000,000 during 1998.

      As of January 2, 1999, a Third Modification to the Agreement was made between IPA and Chase. The maturity date was extended through the earlier of (a) January 2, 2000, or (b) the first date on which IPA fails to make a scheduled principal payment. The scheduled principal payments of the mortgage loans are to be made as follows; March 15, 1999 - $1,000,000 (which payment was made) June 15, 1998 - $1,000,000, September 15, 1999 - $500,000, and December 15, 1999 - $500,000.

(2) The loan with Apple Bank for Savings ("Apple") matured on April 24, 1998. The loan has been extended to April 30, 1999, at an interest rate of 8.5% per annum. Apple has informed IPA that there shall be no further extensions of the maturity of this loan beyond April 30, 1999.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

6. Management of Properties

The properties are managed by Helmsley-Spear, Inc. Mr. Irving Schneider is co-chairman and Chief Operating Officer of Helmsley-Spear, Inc., and owns 50% of its outstanding stock. In addition to providing general property management services, Helmsley-Spear, Inc. locates tenants and negotiates leases for its properties. Management fees are based upon negotiated percentages of revenues for each property in the portfolio. Leasing commissions are based upon varying percentages of the annual rent paid by tenants obtained by Helmsley-Spear, Inc. Management fees and leasing commissions charged to IPA by Helmsley-Spear, Inc. aggregated $1,969,571 (1998) $2,098,318 (1997) and $2,330,424, (1996).
Additionally, IPA purchases some of its maintenance supplies and materials from Deco Supplies Co. ("Deco"), an affiliate of one of its partners. Such purchases aggregated approximately $0 (1998), $61,000 (1997) and $23,000, (1996).

Tenants' security deposits for certain properties are held by the managing agent principally in special bank accounts; interest thereon accrues principally for the benefit of the tenants.

7. Guaranteed Payments Due to Partners

The Limited Partnership Agreement requires that certain guaranteed payments be made to partners and deducted as expenses in determining net income. The General Partners and Special Limited Partners receive guaranteed payments equal to 8-3/4% per annum of their "Remaining Original Cash Contribution" ($1,160,000 at December 31, 1998, 1997, and 1996). In addition, the General Partners receive guaranteed payments equal to 1/2% of gross revenues, as defined and the Limited Partner receives $15,000 per annum.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

8. Allocations of Partnership Income

In accordance with the terms of the Limited Partnership Agreement, elements of income for financial reporting purposes were credited (but not distributed in cash) to the capital accounts of the partners through January 3, 1997 as follows (see Note 9 for the basis on which cash distributions are determined):

                                                                        Special
                                                       General          Limited           Limited
                                                  -----------------------------------------------------

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

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

8. Allocations of Partnership Income (continued)

Upon the death of Mr. Helmsley on January 4, 1997 and the conversion of his General Partner interest into a Special Limited Partner interest, the elements of income for financial reporting purposes are credited (but not distributed in cash) to the capital accounts of the partners as follows:

                                                  General      Special Limited       Limited
                                                  ------------------------------------------
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

In 1998, 1997 and 1996, Net Operating Revenues, as defined in the Limited Partnership Agreement, amounted to $9,803,570, $9,174,787 and $8,342,911, respectively. At December 31, 1998, 1997 and 1996, IPA accrued distributions amounting to $10,884,318, $9,847,784 and $10,482,594, respectively of which
$5,442,159, $4,923,892 and $5,241,297, respectively, are distributable to the Holders of Participation Interests. An amount of $10,102,642 was distributed in respect of such accrued distributions on March 31, 1999.

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

The amount of income for federal tax purposes for the years ended December 31, 1998, 1997 and 1996 was $111,019,115, $9,782,211 and $8,914,979 respectively, as compared  with  the net  income  of  $112,747,733,  $8,726,836  and  $8,452,069, respectively, shown in the statements of income. A reconciliation of the differences between income as reflected in the accompanying statements of income and the amount of income for federal tax purposes is as follows:

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

10. Income Taxes (continued)

                                                       December 31,
                                         1998            1997          1996
                                         ----            ----          ----
Net income per statements
  of income                         $ 112,747,733    $ 8,726,856    $ 8,452,069

Depreciation and amortization             929,903      1,083,904      1,149,617

Gain on sale of property               (1,233,105)          --             --

Loss on sale of property                     --          (50,660)          --

Loss on abandonment of property              --             --         (801,642)

Deferred rental income                 (1,045,707)          --             --

Other, net                               (379,709)        22,111        114,935
                                    -------------    -----------    -----------
Income for federal tax purposes     $ 111,019,115    $ 9,782,211    $ 8,914,979
                                    =============    ===========    ===========

11. Gross Revenue From Real Estate

IPA earns rental income under leases principally with commercial tenants located in its office buildings. Such leases generally provide for the tenant to pay minimum rentals plus, in certain instances, a portion of increases in real estate taxes, operating expenses and increases in the consumer price index based on lease escalation clauses. Office leases generally range from 5 years to 15 years and contain various renewal options. In addition, IPA earns rental income from retail stores. Such leases generally provide for minimum rentals plus percentage rentals based on the store sales. Retail store leases generally range from 1 to 5 years and contain various renewal options. All of the aforementioned leases are accounted for as operating leases. Included in Gross Revenues from Real Estate for the years ended 1998, 1997 and 1996 are $956,247, $1,089,301 and $1,745,212, respectively, representing revenue from escalations and percentage rentals, and for the year ended 1998, 1997 and 1996, approximately $1,397, $256,000 and $1,400,000, respectively, received in connection with lease cancellations with former tenants.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

11. Gross Revenue From Real Estate (continued)

The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 1998, exclusive of amounts due as percentage rent, expense escalations or amounts that would be due from new leases or the exercise of renewal options under existing leases:

            Years ending December 31:
                   1999                                 $24,219,000
                   2000                                  17,536,000
                   2001                                  15,180,000
                   2002                                  12,042,000
                   2003                                   8,507,000
                   Thereafter                            24,760,000
                                                       ------------
                      Total minimum future rentals     $102,244,000
                                                       ============

12.  Recently Issued Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the Statement effective January 1, 2000. The Statement will require IPA to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. IPA does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

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

                        Investment Properties Associates
                        (A New York Limited Partnership)

             Schedule III - Real Estate and Accumulated Depreciation

                                                                   December 31, 1998

            Col. A                Col. B               Col. C           Col. D                 Col. E                  Col. F
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Gross Amount at
                                             Initial Cost of Company                 Which Carried Close of Period
                                             ----------------------- Improvements    -----------------------------
                                                        Buildings    Capitalized              Buildings
                                                           and       Subsequent to               and                Accumulated
         Description          Encumbrances     Land    Improvements  Acquisition      Land   Improvements   Total   Depreciation
------------------------------------------------------------------------------------------------------------------------------------
Midland Savings Building,
   Midland, Texas                       -- $   593,787 $ 4,354,441   $   286,307  $  349,087 $ 2,717,362  $3,066,449 $ 3,066,449
1440 Broadway, Building
   New York, New York        $  12,203,503   4,938,421  10,864,525     7,090,220   4,938,421  18,284,860  23,223,281  14,321,360
261 Fifth Avenue, Building
   New York, New York              466,985     987,731   8,695,910     8,069,399     987,731  16,765,309  17,753,040  12,105,489
Marbridge Building, New
   York, New York (a)            4,000,000   2,765,881   1,877,196     1,247,163   2,765,881   3,124,359   5,890,240   2,577,411
Mojud Building, Long Island
   City, New York                       --     346,514     643,526       462,823     346,514   1,106,349   1,452,863     933,670
Edgewood and Bellway
   Shopping Centers,
   Houston, Texas                       --     447,893          --            --          --          --          --          --
570 Broad Street Building
   Newark, New Jersey                   --     502,032   5,937,404     1,549,324     502,032   7,368,812   7,870,844   5,399,488
245 Fifth Avenue Building,
   New York, New York            7,177,000     679,520   2,080,700     6,572,856     679,520   8,653,556   9,333,076   5,857,762
                             ------------- ----------- -----------   ----------- ----------- ----------- ----------- -----------
Totals                       $  23,847,488 $11,261,779 $34,453,702   $25,278,092 $10,569,186 $58,020,607 $68,589,793 $44,261,629
                             ============= =========== ===========   =========== =========== =========== =========== ===========

                                   Col. G          Col. H
------------------------------------------------------------------
                                               Life on which
                                              Depreciation in
                                               Latest Income
                                  Date of      Statements is
         Description            Construction      Computed
------------------------------------------------------------------
Midland Savings Building,
   Midland, Texas                   1959             34.3
1440 Broadway, Building
   New York, New York               1925             24.3
261 Fifth Avenue, Building
   New York, New York               1928             24.3
Marbridge Building, New
   York, New York (a)               1907             19.3
Mojud Building, Long Island
   City, New York                   1916             19.3
Edgewood and Bellway
   Shopping Centers,
   Houston, Texas                   1957             24.3
570 Broad Street Building
   Newark, New Jersey               1962             34.3
245 Fifth Avenue Building,
   New York, New York               1923             24.3

Totals

                        Investment Properties Associates
                        (A New York Limited Partnership)

       Schedule III - Real Estate and Accumulated Depreciation (continued)

                                December 31, 1998

(a) Amounts shown represent 50% of amounts applicable to a tenancy in common, in which IPA has an undivided one-half interest.

(b)   Reconciliation of "Real Estate and Accumulated Depreciation":

                                                              Year ended December 31,
                                                 -----------------------------------------------
                                                     1998             1997             1996
                                                 -------------    -------------    -------------
Investment in Real Estate
Balance at beginning of year                     $ 136,524,047    $ 138,214,361    $ 141,282,613
Sale of real estate                                (67,998,324)      (2,606,881)            --
Abandonment of real estate                                                            (4,183,692)
Improvements and additions                           2,201,413        2,208,474        2,438,279
Fully depreciated assets written off during
   the year                                         (2,137,343)      (1,291,907)      (1,322,839)
                                                 -------------    -------------    -------------
Balance at end of year                           $  68,589,793    $ 136,524,047    $ 138,214,361
                                                 =============    =============    =============
Accumulated Depreciation
Balance at beginning of year                     $  95,613,778    $  95,710,079    $  97,003,567
Depreciation charged to costs and expenses           2,781,850        3,349,946        3,447,071
Less amounts applicable to sale of real estate     (51,996,656)      (2,154,340)              --
Less amounts applicable to abandonment of real
   estate                                                   --               --       (3,417,720)
Less amounts applicable to fully depreciated
   assets written off during the year               (2,137,343)      (1,291,907)      (1,322,839)
                                                 -------------    -------------    -------------
Balance at end of year                           $  44,261,629    $  95,613,778    $  95,710,079
                                                 =============    =============    =============

The aggregate basis of real estate assets for Federal income tax purposes amounted to $71,268,168 (1998), $132,029,646 (1997) and $132,590,090 (1996).