Form 10-Q
period 1999-03-31
INVESTMENT PROPERTIES ASSOCIATES
filed 1999-06-18
CIK 52067

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to __________

           Commission File Number: 0-5537

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
             (Exact Name of registrant as specified in its charter)


A New York Limited Partnership                          13-2647723
------------------------------                          ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                     60 East 42nd Street, New York, New York
                     ---------------------------------------
                    (Address of principal executive offices)

                                      10165
                                      -----
                                   (Zip Code)

       Registrant's telephone number, including area code: (212) 687-6400

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                    No
     ---                       ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                        No
     ---                       ---

         820,000 Participations in Limited Partnership Interest

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)


                                    I N D E X
                                    ---------


                                                                     Page Number
                                                                     -----------
Item 1.               Financial Statements.

                      Balance Sheets                                           3

                      Statement of Operations                                  4

                      Unaudited Statement of Cash Flows                        5

                      Notes to Unaudited Financial Statements                  6

Item 2.               Management's Discussion and Analysis of Financial        8
                          Condition and Results of Operations.

Item 3.               Quantitative and Qualitative Disclosures                 9
                          about Market Risk.

                      Signatures                                              10

Item 1. Financial Statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                  BALANCE SHEET
                                  -------------

                   AS AT MARCH 31, 1999 AND DECEMBER 31, 1998
                   ------------------------------------------

                                                             MARCH 31, 1999     DECEMBER 31, 1998
                                                             --------------     -----------------
                                                               (Unaudited)           (Note)
ASSETS
Real estate, at cost                                          $ 71,988,544        $ 71,323,688
     Less:  Accumulated depreciation and amortization           44,723,675          44,261,629
                                                              ------------        ------------
                                                                27,264,869          27,062,059

     Less:  Allowance for loss on impairment of real estate      2,733,895           2,733,895
                                                              ------------        ------------
                                                                24,530,974          24,328,164
Cash and cash equivalents                                        4,188,890          13,831,031
Due from managing agent (Helmsley-Spear, Inc.)
     including tenants' security deposits of
     $1,615,883 (1999) and $1,614,898 (1998)                     2,311,565           2,375,753
Receivables, principally from rentals                              468,996             471,968
Deferred rent receivable                                         1,314,763           1,045,707
Other deferred charges including deferred
     leasing commissions                                         7,770,209           7,709,611
                                                              ------------        ------------
                                                              $ 40,585,397        $ 49,762,234
                                                              ============        ============
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Accounts payable                                              $  1,067,939        $  1,155,069
Accrued real estate taxes                                        1,568,207           3,067,023
Accrued interest                                                   152,385             155,025
Distributions payable to General Partners,
     Special Limited Partners and Limited Partner                  781,676          10,884,318
Sundry liabilities and other accrued expenses                    2,337,875           2,072,198
Mortgages payable                                               22,847,488          23,847,488
Deposits and rents received in advance                           1,692,547           1,859,300
                                                              ------------        ------------
                                                                30,448,117          43,040,421
                                                              ------------        ------------
Partners' Capital (Deficiency):

     General Partners                                           (2,717,716)         (2,768,948)
     Special Limited Partners                                  (19,669,147)        (21,325,648)
     Limited Partner (represented by the equivalent
       of 820,000 Participation Interests)                      32,524,143          30,816,409
                                                              ------------        ------------
                                                                10,137,280           6,721,813
                                                              ------------        ------------

                                                              $ 40,585,397        $ 49,762,234
                                                              ============        ============

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                             STATEMENT OF OPERATIONS
                             -----------------------

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                --------------------------------
                                                                                MARCH 31, 1999    MARCH 31, 1998
                                                                                --------------    --------------
Revenues:
Gross revenues from real estate                                                    $ 7,894,118      $11,606,278
Interest                                                                               164,811           63,607
                                                                                   -----------      -----------
                                                                                     8,058,929       11,669,885
                                                                                   -----------      -----------

Expenses:
Leasehold rentals                                                                                       146,911
Real estate taxes                                                                    1,209,774        2,323,135
Interest on mortgages                                                                  445,885        1,157,496
Other expenses                                                                       2,456,928        4,743,683
Co-owners share of income                                                                                 8,983
Depreciation and amortization of real estate                                           462,046          713,103
Amortization of mortgage refinancing costs                                               1,593
                                                                                   -----------      -----------
                                                                                     4,576,226        9,093,311
                                                                                   -----------      -----------

Income before items shown below                                                      3,482,703        2,576,574
Gain on Sale of Ground Lease                                                                            611,700
                                                                                   -----------      -----------
                                                                                     3,482,703        3,188,274
                                                                                   -----------      -----------
Payments required under the Limited
     Partnership Agreement:
     To the Limited Partner                                                              3,750            3,750
     To the General and Special Limited Partners                                        63,486           83,733
                                                                                   -----------      -----------
                                                                                        67,236           87,483
                                                                                   -----------      -----------

Net income transferred to Partners' Capital Accounts                               $ 3,415,467      $ 3,100,791
                                                                                   ===========      ===========

Net  income  allocable  as follows  (based on terms of the
     Limited  Partnership Agreement):
     General Partners                                                              $    51,232      $    46,512
     Special Limited Partners                                                        1,656,501        1,503,884
     Limited Partner (represented by the equivalent of 820,000
       Participation Interests - unchanged during
       the periods)                                                                  1,707,734        1,550,395
                                                                                   -----------      -----------
                                                                                   $ 3,415,467      $ 3,100,791
                                                                                   ===========      ===========
Per Participation Interest:
     Net Income                                                                    $    2.0826      $    1.8907
                                                                                   -----------      -----------

See notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                    UNAUDITED
                             STATEMENT OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                           ------------------------------------------------------------

                                                                            1999           1998
                                                                      ------------    ------------
OPERATING ACTIVITIES:
     Net income                                                       $  3,415,467    $  3,100,791
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization of real estate                      462,046         713,103
         Amortization of mortgage refinancing costs                          1,593
         Gain on Sale of Real Estate                                                     (611,700)
         Amortization of deferred leasing commissions                      196,397         265,465
         Changes in operating assets and liabilities:
              Decrease in due from managing agent                           64,188       1,009,536
              Decrease in receivables                                        2,972         164,778
              Increase in deferred rent receivable                        (269,056)
              Decrease (Increase) in other deferred charges               (258,588)         83,799
              (Decrease) in accounts payable                               (87,130)       (615,942)
              (Decrease) in accrued real estate tax                     (1,498,816)     (1,533,666)
              (Decrease) Increase in accrued interest                       (2,640)          5,301
              Increase in sundry and other accrued expenses                265,677       1,030,892
              (Decrease) Increase in deposits and rents received in
              advance                                                     (166,753)         27,358
                                                                      ------------    ------------

              Net Cash Provided by Operating Activities                  2,125,357       3,639,715
                                                                      ------------    ------------

INVESTING ACTIVITIES:
     Property improvements                                                (664,856)       (713,089)
     Net Proceeds from Sale of Real Estate                                               1,298,000
                                                                      ------------    ------------

              Net Cash  Provided by Investing Activities                  (664,856)        584,911
                                                                      ------------    ------------

FINANCING ACTIVITIES:
     Distributions of net operating revenues to General Partners,
         Special Limited Partners and Limited Partner                  (10,102,642)     (3,190,251)
     Principal payments on mortgage payable                             (1,000,000)     (1,000,000)
                                                                      ------------    ------------

              Net Cash Used in Financing Activities                    (11,102,642)     (4,190,251)
                                                                      ------------    ------------
                                                                        (9,642,141)         34,375
              (Decrease) Increase in Cash and Cash Equivalents
                                                                        13,831,031       2,240,190
                                                                      ------------    ------------
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at March 31                                 $  4,188,890    $  2,274,565
                                                                      ============    ============
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                           $    488,525    $  1,152,195
                                                                      ============    ============

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

NOTE 1

As permitted by the Securities and Exchange Commission, the accompanying Unaudited Financial Statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

NOTE 2

In the opinion of the Company, the accompanying Unaudited Financial Statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998.

NOTE 3

The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

The net income for Federal income tax purposes is $3,122,954 (March 31, 1999) and $3,413,505 (March 31, 1998) as compared with net income of $3,415,467 and $3,100,791 respectively, as shown in the statement of operations. The differences result principally from (a) rents received in advance and recognized currently for income tax purposes, and (b) differences in depreciation expense resulting from differences in the basis of real estate for tax and financial reporting purposes.

NOTE 5 - Mortgages Payable

On March 24, 1999, the Company paid the scheduled March 15, 1999 principal payment of $1,000,000 to Chase Manhattan Bank. The payment was applied to 261 Fifth Avenue and 245 Fifth Ave., New York, New York.

The $8,000,000 first mortgage loan on 1328 Broadway Building, New York, New York (in which the Company has a 50% tenancy in common interest) which became due initially on November 24, 1997 was extended to April 30, 1999, at the interest rate of 8.5% per annum. The mortgage was further extended to May 31, 1999 at the same interest rate. Discussions are being held regarding new terms.

NOTE 6

On April 14, 1999, the Company sold Mojud Building in Long Island City, New York for $6,500,000. The sales proceeds would be used to first pay mortgage debt, closing costs, other commitments and future distributions to the partners.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Gross revenue from rentals for 1999 decreased approximately 37.39% as compared to 1998. The decrease was primarily due to the sale of the five Chicago properties (the "Chicago Properties") in 1998 offset in part by increase in rental in New York properties.

      The increase in interest income was due to the proceeds received from the sale of Chicago Properties invested in Commercial Paper.

      The decrease in other expenses in 1999 as compared to 1998 is principally attributable to the sale of the Chicago Properties.

      The decrease in real estate taxes was primarily attributable to the sale of the Chicago Properties.

      The decrease in leasehold rentals was due to the sale of the ground lease of the Chicago Property.

      The decrease in interest expense was due to the repayment of notes payable to the partners and mortgage principal balance.

      The decrease in depreciation and amortization of real estate was primarily due to the sale of the Chicago Properties.

      Liquidity and Capital Resources - The Company's cash generated from operations plus its ability to refinance certain mortgage obligations provide it with the resources needed to meet its anticipated obligations including operating expenses, mortgage amortization and required distributions to partners.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to interest rate risk on its variable rate mortgages. On March 31, 1999, the Company had total mortgage debt of approximately $22,847,000 of which approximately $18,847,000 (or approximately 82%) is at a variable rate. All of the Company's mortgage debt is scheduled to mature within the next 12 months. If the Company elects to refinance such mortgage debt upon maturity, the Company would seek to manage its interest rate risk through the use of fixed rate debt or interest rate derivatives in conjunction with variable rate debt. The Company believes that it can refinance such mortgage debt at commercially reasonable rates, although there can be no assurances in this regard.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INVESTMENT PROPERTIES ASSOCIATES

                                                     By: /s/ Irving Schneider
                                                         --------------------
                                                         Irving Schneider
                                                         General and Special
                                                         Limited Partner

Dated: June 14, 1999