Form 10-Q
period 1999-06-30
INVESTMENT PROPERTIES ASSOCIATES
filed 1999-10-15
CIK 52067

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

           Commission File Number:  0-5537

                        INVESTMENT PROPERTIES ASSOCIATES
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

A New York Limited Partnership                           13-2647723
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                     60 East 42nd Street, New York, New York
                    ----------------------------------------
                    (Address of principal executive offices)

                                      10165
                                   ----------
                                   (Zip Code)

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

Yes  |X|      No  |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  |_|      No  |_|

     820,000 Participations in Limited Partnership Interest

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                    I N D E X

                                                                 Page Number
                                                                 -----------
Item 1.   Financial Statements.
          Balance Sheets                                              3

          Statement of Operations                                     4

          Statement of Cash Flows                                     5

          Notes to Financial Statements                               6

Item 2.   Management's Discussion and Analysis                        8
          Of Financial Condition and Results of
          Operations.

Item 3.   Quantitative and Qualitative Disclosures about              9
          Market Risk.

          Signatures                                                 10

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

Item 1. Financial Statements.

                                  BALANCE SHEET

                    AS AT JUNE 30, 1999 AND DECEMBER 31, 1998

                                                              JUNE 30, 1999  DECEMBER 31, 1998
                                                               (Unaudited)         (Note)
                                                              -------------  -----------------
ASSETS
Real estate, at cost                                          $ 70,798,757     $ 71,323,688
     Less:  Accumulated depreciation and amortization           44,239,085       44,261,629
                                                              ------------     ------------
                                                                26,559,672       27,062,059

     Less:  Allowance for loss on impairment of real estate      2,733,895        2,733,895
                                                              ------------     ------------
                                                                23,825,777       24,328,164
Cash and cash equivalents                                        7,934,471       13,831,031
Due from managing agent (Helmsley-Spear, Inc.)
     including tenants' security deposits of
     $1,651,883 (1999) and $1,614,898 (1998)                     4,535,682        2,375,753
Receivables, principally from rentals                              420,837          471,968
Deferred rent receivable                                         1,583,819        1,045,707
Other deferred charges including deferred leasing
     commissions                                                 8,079,102        7,709,611
                                                              ------------     ------------
                                                              $ 46,379,688     $ 49,762,234
                                                              ============     ============
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Accounts payable                                              $  1,060,452     $  1,155,069
Accrued real estate taxes                                        1,574,574        3,067,023
Accrued interest                                                   140,132          155,025
Distributions payable to General Partners,
     Special Limited Partners and Limited Partner                   81,672       10,884,318
Sundry liabilities and other accrued expenses                      806,157        2,072,198
Mortgages payable                                               21,847,488       23,847,488
Deposits and rents received in advance                           1,694,584        1,859,300
                                                              ------------     ------------
                                                                27,205,059       43,040,421
                                                              ------------     ------------
Partners' Capital (Deficiency):

     General Partners                                           (2,582,156)      (2,768,948)
     Special Limited Partners                                  (15,286,032)     (21,325,648)
     Limited Partner (represented by the equivalent
         of 820,000 Participation Interests)                    37,042,817       30,816,409
                                                              ------------     ------------
                                                                19,174,629        6,721,813
                                                              ------------     ------------

                                                              $ 46,379,688     $ 49,762,234
                                                              ============     ============

Note: The Balance Sheet as at December 31, 1998 has been derived from the audited financial statements at that date.

See Notes to Financial Statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                             STATEMENT OF OPERATIONS

                                                      FOR THE SIX MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                                      ------------------------   --------------------------
                                                    JUNE 30, 1999 JUNE 30, 1998  JUNE 30, 1999 JUNE 30, 1998
                                                    ------------- -------------  ------------- -------------
Revenues:
Gross revenues from real estate                      $15,743,510   $23,283,136   $ 7,849,392   $11,676,858
Interest                                                 273,184        92,814       108,373        29,207
                                                     -----------   -----------   -----------   -----------
                                                      16,016,694    23,375,950     7,957,765    11,706,065
                                                     -----------   -----------   -----------   -----------
Expenses:
Leasehold rentals                                           --         277,828          --         130,917
Real estate taxes                                      2,375,592     4,616,009     1,165,818     2,292,874
Interest on mortgages                                    877,081     2,261,110       431,196     1,103,614
Other Expenses                                         4,878,407     9,756,992     2,421,479     5,013,309
Co-owners share of income                                   --          22,613          --          13,630
Depreciation and amortization of real estate             918,689     1,410,711       456,643       697,608
Amortization of mortgage refinancing costs                 1,593          --            --            --
                                                     -----------   -----------   -----------   -----------
                                                       9,051,362    18,345,263     4,475,136     9,251,952
                                                     -----------   -----------   -----------   -----------
Income before items shown below                        6,965,332     5,030,687     3,482,629     2,454,113
Gain on Sale of Ground Lease                                --         611,700          --            --
Gain on Sale of Real Estate                            5,621,956          --       5,621,956          --
                                                     -----------   -----------   -----------   -----------
                                                     $12,587,288   $ 5,642,387   $ 9,104,585   $ 2,454,113
Payments required under the Limited
     Partnership Agreement:
     To the Limited Partner                                7,500         7,500         3,750         3,750
     To the General and Special Limited Partners         126,972       167,466        63,486        83,733
                                                     -----------   -----------   -----------   -----------

                                                         134,472       174,966        67,236        87,483
                                                     -----------   -----------   -----------   -----------
Net Income transferred to Partners' Capital
  Accounts                                           $ 2,452,816   $ 5,467,421   $ 9,037,349   $ 2,366,630
                                                     ===========   ===========   ===========   ===========


Net Income allocable as follows
  (based on terms of the Limited
  Partnership Agreement):
     General Partners                                $   186,792   $    82,011   $   135,560   $    35,499
     Special Limited Partners                          6,039,616     2,651,700     4,383,115     1,147,816
     Limited Partner (represented by the
       equivalent of 820,000 Participation
         Interests - unchanged during the periods)     6,226,408     2,733,710     4,518,674     1,183,315
                                                     -----------   -----------   -----------   -----------

                                                     $12,452,816   $ 5,467,421   $ 9,037,349   $ 2,366,630
                                                     -----------   -----------   -----------   -----------
Per Participation Interest:
     Net Income                                      $    7.5932   $    3.3338   $    5.5106   $    1.4431
                                                     ===========   ===========   ===========   ===========

See Notes to Financial Statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                    UNAUDITED
                             STATEMENT OF CASH FLOWS

            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                                 1999            1998
                                                             ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                 $ 12,452,816    $  5,467,422
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization of real estate                918,689       1,410,711
      Gain on Sale of Ground Lease                                   --          (611,700)
      Gain on Sale of Real Estate                              (5,621,956)           --
      Amortization of deferred leasing commissions                399,546         563,204
      Changes in operating assets and liabilities:
         (Increase) in due from managing agent                 (2,159,929)       (432,868)
         (Increase) Decrease in receivables                      (486,981)        383,414
         Decrease (Increase) in other deferred charges           (779,374)        859,078
         (Decrease) in accounts payable                           (94,617)       (555,683)
         (Decrease) in accrued real estate tax                 (1,492,449)       (412,653)
         (Decrease) in accrued interest                           (14,893)        (33,847)
         (Decrease) Increase in sundry and other
            Accrued expenses                                   (1,266,041)        339,351
         (Decrease) in deposits and rents
            Received in advance                                  (164,716)        (20,597)
                                                             ------------    ------------

       Net Cash Provided by Operating Activities                1,690,095       6,955,832
                                                             ------------    ------------
INVESTING ACTIVITIES:
  Property improvements                                          (924,684)     (1,068,136)
  Net Proceeds from Sale of Real Estate                         6,140,675       1,298,000
                                                             ------------    ------------
       Net Cash Provided by Investing Activities                5,215,991         229,864
                                                             ------------    ------------

FINANCING ACTIVITIES:
  Distributions of net operating revenues to General
    Partners, Special Limited Partners and Limited Partner    (10,802,646)     (4,895,255)
  Principal payments on mortgage payable                       (2,000,000)     (2,000,000)
                                                             ------------    ------------
       Net Cash (Used in) Financing Activities                (12,802,646)     (6,895,255)
                                                             ------------    ------------
       (Decrease) Increase in Cash and
          Cash Equivalents                                     (5,896,560)        290,441

Cash and Cash Equivalents at Beginning of Year                 13,831,031       2,240,190
                                                             ------------    ------------
Cash and Cash Equivalents at June 30                         $  7,934,471    $  2,530,631
                                                             ============    ============
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                  $    891,974    $  2,294,956
                                                             ============    ============

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1

As permitted by the Securities and Exchange Commission, the accompanying Unaudited Financial Statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

NOTE 2

In the opinion of the Company, the accompanying Unaudited Financial Statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 1999 and 1998, and the results of operations for the six months then ended.

NOTE 3

The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

The net income for Federal income tax purposes is $12,026,369 (June 30, 1999) and $5,920,763 (June 30, 1998) as compared with net income of $12,452,816 and $5,467,421 respectively, as shown in the statement of operations. The differences result principally from (a) rents received in advance and recognized currently for income tax purposes, and (b) differences in depreciation expense resulting from differences in the basis of real estate for tax and financial reporting purposes.

NOTE 5 - Mortgages Payable

During the six months ended June 30, 1999, the Company made principal payments in the aggregate amount of $2,000,000, reducing the mortgage balance from $23,847,488 as of January 1, 1999 to $21,847,488 as of June 30, 1999. The
payments were applied to the properties at 261 Fifth Avenue and 245 Fifth Avenue, New York, New York.

The $8,000,000 first mortgage loan on 1328 Broadway Building, New York, New York (in which the Company has a 50% tenancy in common interest) which became due initially on November 24, 1997 was extended to April 30, 1999, at the interest rate of 8.5% per annum.

Although the mortgage matured on April 30, 1999, the mortgagee has continued to bill the property for interest only at the rate of 8.5% per annum. The Company has paid interest through August 31, 1999.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - Sale of Mojud Building

On April 14, 1999, the Company sold the Mojud Building in Long Island City, New York for $6,500,000. The sales proceeds are to be used to pay the Company's mortgage debt, closing costs, other commitments and future distributions to the partners. In connection with this transaction, the Company recognized a gain on sale of approximately $5,622,000.

NOTE 7 - Subsequent Events

The Company sold the Midland Savings Building, Midland, Texas on August 30, 1999 for $300,000. The sales proceeds have been reserved to pay the Company's mortgage debt, closing costs, other commitments and future distributions to the partners.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Gross revenue from rentals for 1999 decreased approximately 32.38% as compared to 1998. The decrease was primarily due to the sale of the five Chicago properties (the "Chicago Properties") in 1998 and the Mojud Building, New York on April 14, 1999 offset in part by an increase in the rental among the New York properties.

The increase in interest income was due to the proceeds received from the sale of the Chicago Properties and the Mojud Building invested in Certificates of Deposit and Commercial Paper.

The decrease in other expenses in 1999 as compared to 1998 is principally attributable to the sale of the Chicago Properties and the Mojud Building.

The decrease in real estate taxes was primarily attributable to the sale of the Chicago Properties and the Mojud Building.

The decrease in leasehold rentals was due to the sale of the ground lease of the Chicago Properties.

The decrease in interest expense was due to the repayment of notes payable to the partners and mortgage principal balance.

The decrease in depreciation and amortization of real estate was primarily due to the sale of the Chicago Properties and the Mojud Building.

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

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

      The Company is exposed to interest rate risk on its variable rate mortgages. On June 30, 1999, the Company had total mortgage debt of approximately $21,847,488 of which approximately $17,847,000 (or approximately 82%) is at a variable rate. The effect of a 1% change in the interest rates on the Company's mortgage debt would have resulted in a change in interest expense of approximately $116,000 for the six months ended June 30, 1999. All of the Company's mortgage debt is scheduled to mature within the next 12 months. If the Company elects to refinance such mortgage debt upon maturity, the Company would seek to manage its interest rate risk through the use of fixed rate debt or interest rate derivatives in conjunction with variable rate debt. The Company believes that it can refinance such mortgage debt at commercially reasonable rates, although there can be no assurances in this regard.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INVESTMENT PROPERTIES ASSOCIATES

                                        By: /s/ Irving Schneider
                                            -----------------------------------
                                            Irving Schneider
                                            General and Special Limited Partner

Dated: October 15, 1999