Form 10-Q
period 1999-09-30
INVESTMENT PROPERTIES ASSOCIATES
filed 1999-12-13
CIK 52067

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

             Commission File Number: 0-5537

                        INVESTMENT PROPERTIES ASSOCIATES
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

A New York Limited Partnership                          13-2647723
------------------------------              ------------------------------------
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

Yes   X          No
   ------           ------

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

                        INVESTMENT PROPERTIES ASSOCIATES

                        (A New York Limited Partnership)

                                    I N D E X

                                                                  Page Number

        Item 1.      Financial Statements.

                     Balance Sheets                                    3

                     Statement of Operations                           4

                     Statement of Cash Flows                           5

                     Notes to Financial Statements                     6

        Item 2.      Management's Discussion and Analysis
                     Of Financial Condition and Results of
                     Operations.                                       8

        Item 3.      Quantitative and Qualitative Disclosures About
                     Market Risk.                                      9

                     Signatures                                       10

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

Item 1.            Financial Statements.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                          SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                          ------------------     -----------------
                                                                           (Unaudited)                (Note)

ASSETS
------
Real estate, at cost                                                         $ 65,818,538            $ 71,323,688
     Less:  Accumulated depreciation and amortization                          41,628,197              44,261,629
                                                                             ------------            ------------
                                                                               24,190,341              27,062,059

     Less:  Allowance for loss on impairment of real estate                       447,893               2,733,895
                                                                             ------------            ------------
                                                                               23,742,448              24,328,164
Cash and cash equivalents                                                      13,986,507              13,831,031
Due from managing agent (Helmsley-Spear, Inc.)
     including tenants' security deposits of
     $1,651,883 (1999) and $1,614,898 (1998)                                    2,901,928               2,375,753
Receivables, principally from rentals                                             442,000                 471,968
Deferred rent receivable                                                        1,852,875               1,045,707
Other deferred charges including deferred leasing
     commissions                                                                7,196,120               7,709,611
                                                                             ------------            ------------
                                                                             $ 50,121,878            $ 49,762,234
                                                                             ============            ============
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------

Accounts payable                                                                  903,769            $  1,155,069
Accrued real estate taxes                                                       1,571,171               3,067,023
Accrued interest                                                                  139,338                 155,025
Distributions payable to General Partners,
     Special Limited Partners and Limited Partner                                  81,671              10,884,318
Sundry liabilities and other accrued expenses                                     884,341               2,072,198
Mortgages payable                                                              21,347,488              23,847,488
Deposits and rents received in advance                                          1,782,047               1,859,300
                                                                             ------------            ------------
                                                                               26,709,825              43,040,421
                                                                             ------------            ------------
Partners' Capital (Deficiency):

     General Partners                                                          (2,672,713)             (2,768,948)
     Special Limited Partners                                                 (12,673,263)            (21,325,648)
     Limited Partner (represented by the equivalent
         of 820,000 Participation Interests)                                   38,758,029              30,816,409
                                                                             ------------            ------------
                                                                               23,412,053               6,721,813
                                                                             ------------            ------------

                                                                             $ 50,121,878            $ 49,762,234
                                                                             ============            ============


Note: The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See Notes to Financial Statements.

                        INVESTMENT PROPERTIES ASSOCIATES

                        (A New York Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                  FOR THE NINE MONTHS ENDED          FOR THE THREE MONTHS ENDED
                                                               -------------------------------   --------------------------------
                                                               SEPT. 30, 1999   SEPT. 30, 1998   SEPT. 30, 1999    SEPT. 30, 1998
                                                               --------------   --------------   --------------    --------------

Revenues:
---------
Gross revenues from real estate                                $ 24,063,487      $ 34,295,336      $  8,319,977      $ 11,012,200
Interest                                                            415,780           145,681           142,596            52,867
                                                               ------------      ------------      ------------      ------------
                                                                 24,479,267        34,441,017         8,462,573        11,065,067
                                                               ------------      ------------      ------------      ------------
Expenses:
Leasehold rentals                                                        --           409,095                --           131,267
Real Estate taxes                                                 3,570,645         5,941,671         1,195,053         1,325,662
Interest on mortgages                                             1,302,097         3,362,814           425,016         1,101,704
Other Expenses                                                    7,331,350        15,080,547         2,452,943         5,323,555
Co-owners share of income                                                --            24,703                --             2,090
Depreciation and amortization of real estate                      1,374,248         2,108,316           455,559           697,605
Amortization of mortgage refinancing costs                            1,593             4,779                --             4,779
                                                               ------------      ------------      ------------      ------------
                                                                 13,579,933        26,931,925         4,528,571         8,586,662
                                                               ------------      ------------      ------------      ------------
Income before items shown below                                  10,899,334         7,509,092         3,934,002         2,478,405
Gain on Sale of Real Estate                                       5,995,855       101,295,597           373,899       100,683,897
                                                               ------------      ------------      ------------      ------------
                                                               $ 16,895,189      $108,804,689      $  4,307,901      $103,162,302
                                                               ------------      ------------      ------------      ------------
Guaranteed payments required under the Limited
     Partnership Agreement:
     To the Limited Partner                                          11,250            11,250             3,750             3,750
     To the General and Special Limited Partners                    193,699           248,086            66,727            80,620
                                                               ------------      ------------      ------------      ------------
                                                                    204,949           259,336            70,477            84,370
                                                               ------------      ------------      ------------      ------------
                                                               $ 16,690,240      $108,545,353      $  4,237,424      $103,077,932
                                                               ============      ============      ============      ============
Net Income transferred to Partners' Capital Accounts

Net Income allocable as follows (based on terms of
     the Limited Partnership Agreement):
     General Partners                                          $     96,235      $    671,539      $     23,306      $    641,468
     Special Limited Partners                                     8,652,385        60,377,495         2,095,406        57,673,855
     Limited Partner (represented by the equivalent
         of 820,000 Participation Interests -
         unchanged during the periods)                            7,941,620        47,496,319         2,118,712        44,762,609
                                                               ------------      ------------      ------------      ------------
                                                               $ 16,690,240      $108,545,353      $  4,237,424      $103,077,932
                                                               ------------      ------------      ------------      ------------
Per Participation Interest:

     Net Income                                                $     9.6849      $    57.9223      $     2.5838      $    54.5885
                                                               ============      ============      ============      ============

See Notes to Financial Statements


                        INVESTMENT PROPERTIES ASSOCIATES

                        (A New York Limited Partnership)

                                    UNAUDITED

                             STATEMENT OF CASH FLOWS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30 , 1999 AND SEPTEMBER 30, 1998

                                                                                    1999                    1998
OPERATING ACTIVITIES:                                                          --------------           ------------
     Net income
                                                                               $  16,690,240            $ 108,545,353
     Adjustments  to  reconcile  net income to net cash
        provided  by  operating activities:
         Depreciation and amortization of real estate                              1,374,248                2,108,316
         Amortization of Mortgage refinancing costs                                    1,593                    4,779
         Gain on Sale of Real Estate                                              (5,995,855)            (101,295,597)
         Amortization of deferred leasing commissions                                615,816                  894,041
         Changes in operating assets and liabilities:
              Decrease (Increase) in due from managing agent                        (526,175)                 858,249
              Decrease (Increase) in receivables                                    (777,200)                 311,353
              Decrease (Increase) in other deferred charges                         (112,663)              (3,705,490)
              (Decrease) in accounts payable                                        (251,300)                (505,608)
              (Decrease) in accrued real estate tax                               (1,495,852)              (1,823,755)
              (Decrease) in accrued interest                                         (15,687)                 (44,289)
              (Decrease) Increase in sundry and other
                 Accrued expenses                                                 (1,189,447)               2,862,871
              (Decrease) in deposits and rents
                 Received in advance                                                 (77,253)                (318,846)
                                                                               -------------            -------------
         Net Cash Provided by Operating Activities                                 8,240,465                7,891,377
                                                                               -------------            -------------
INVESTING ACTIVITIES:
     Property improvements                                                        (1,179,000)              (3,488,842)
     Net Proceeds from Sale of Real Estate                                         6,396,658              119,910,064
                                                                               -------------            -------------
              Net Cash Provided by Investing Activities                            5,217,658              116,421,222
                                                                               -------------            -------------
FINANCING ACTIVITIES:
     Distributions of net operating revenues to General
       Partners, Special Limited Partners and Limited Partner                    (10,802,647)             (37,897,755)
     Principal payments on mortgage payable                                       (2,500,000)             (12,500,000)
                                                                               -------------            -------------
              Net Cash Used in Financing Activities                              (13,302,647)             (50,397,755)
                                                                               -------------            -------------
              Increase in Cash and
                 Cash Equivalents                                                    155,476               73,914,844
Cash and Cash Equivalents at Beginning of Year                                    13,831,031                2,240,190
                                                                               -------------            -------------

Cash and Cash Equivalents at September 30                                      $  13,986,507            $  76,155,034
                                                                               =============            =============

Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                                  $   1,317,784            $   3,407,102
                                                                               =============            =============
                                      -5-

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

NOTE 2

In the opinion of the Company, the accompanying Unaudited Financial Statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1999 and 1998, and the results of operations for the nine months then ended.

NOTE 3

The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

The net income for Federal income tax purposes is $15,036,837 (September 30, 1999) and $107,868,410 (September 30, 1998) as compared with net income of $16,690,240 and $108,545,353, respectively, as shown in the statement of operations. The differences result principally from (a) rents received in advance and recognized currently for income tax purposes and (b) differences in depreciation expense resulting from differences in the basis of real estate for tax and financial reporting purposes.

NOTE 5 - Mortgages Payable

During the nine months ended September 30, 1999, the Company made principal payments in the aggregate amount of $2,500,000, reducing the mortgage balance from $23,847,488 as of January 1, 1999 to $21,347,488 as of September 30, 1999.
The payment was applied to the properties at 261 Fifth Avenue, 245 Fifth Avenue and 1440 Broadway, New York, New York.

The $8,000,000 first mortgage loan on 1328 Broadway Building, New York, New York (in which the Company has a 50% tenancy in common interest) which became due initially on November 24, 1997 was extended to April 30, 1999, at the interest rate of 8.5% per annum. The mortgage was further extended to May 31, 1999 at the same interest rate. Discussions are currently being held regarding new terms.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - Sales of Properties

On April 14, 1999, the Company sold the Mojud Building in Long Island City, New York for $6,500,000. The sales proceeds will be used to first pay the Company's mortgage debt, closing costs, other commitments and future distributions to the partners. In connection with this transaction, the Company recognized a gain on sale of approximately $5,605,104 for Federal income tax purposes as compared with $5,580,101 for financial statement purposes.

On August 30, 1999, the Company sold the Midland Savings Building in Midland, Texas for $300,000. The sale proceeds will be used to first pay mortgage debt, closing costs, other commitments and future distributions to the partners. In connection with this transaction, the Company recognized a loss on the sale of approximately $771,420 for Federal income tax purposes as compared with a gain of $415,754 for financial statement purposes.

NOTE 7 - Subsequent Event

On October 5, 1999, the Company announced that it has signed a contract to sell its commercial property at 1440 Broadway, New York, New York, for $152,000,000. The sales proceeds will be used to first pay mortgage debt, closing costs and other commitments, aggregating approximately $40,000,000. After completing a final accounting and establishing a record date for holders of its participations of limited partnership interests, the Company will make a special distribution in accordance with its limited partnership agreement.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Gross revenue from rentals for 1999 decreased approximately 29.83% as compared to 1998. The decrease was primarily due to the sale of the five Chicago properties (the "Chicago Properties") in 1998 and the Mojud Building, Long Island City, New York (the "Mojud Building") on April 14, 1999 offset in part by an increase in the rental among the New York properties.

The increase in interest income was due to the proceeds received from the sale of the Chicago Properties and the Mojud Building invested in Commercial Paper.

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

Liquidity and Capital Resources - The Company's cash generated from operations plus its ability to refinance certain mortgage obligations provide it with the resources necessary to meet its anticipated obligations, including operating expenses, mortgage amortization and required distributions to partners.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

      The Company is exposed to interest rate risk on its variable rate mortgages. On September 30, 1999, the Company had total mortgage debt of approximately $21,347,488 of which approximately $17,347,000 (or approximately 81%) is at a variable rate. The effect of a 1% change in the interest rates on the Company's mortgage debt would have resulted in a change in interest expense of approximately $170,000 for the nine months ended September 30, 1999.

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


                                        INVESTMENT PROPERTIES ASSOCIATES

                                        By:/s/Irving Schneider
                                           ----------------------------
                                           Irving Schneider
                                           General and Special Limited Partner

Dated:  December 13, 1999