Form 10-K
period 1999-12-31
INVESTMENT PROPERTIES ASSOCIATES
filed 2000-04-14
CIK 52067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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
incorporation or organization)
                  60 East 42nd Street, New York, New York 10165
               -------------------------------------------------
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
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                               ----     ----

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

Recent Development
------------------

         Registrant announced on April 12, 2000 that, subject to a variety of conditions, including due diligence and definitive documentation, it has agreed in principle to sell 245 Fifth Avenue, New York, New York and 261 Fifth Avenue, New York, New York to a fund controlled by Koll Bren Schreiber Realty Advisors Inc., a Delaware corporation.

         At this time, Registrant can make no assurances that the conditions to the agreement in principle will be satisfied or that the sale will be consummated. If all conditions are met, it is expected that the closing will occur within the next forty days. Registrant will continue to update all material events concerning this transaction.

Item 1. Business.

         Investment Properties Associates ("IPA" or "Registrant") is a New York limited partnership formed pursuant to a Limited Partnership Agreement dated as of May 15, 1969, as amended on October 2, 1969, October 31, 1969, December 3, 1969, and May 30, 1997 (the "Partnership Agreement").

         Harry B. Helmsley, a General Partner of Registrant, died on January 4, 1997. Upon his death, Mr. Helmsley's general partnership interest in Registrant was converted to a special limited partner interest, which was inherited by his spouse, Leona M. Helmsley, from Mr. Helmsley's estate as of December 31, 1997 (the "Converted Special L.P. Interest"). Under the terms of the Partnership Agreement as in effect on the date of Mr. Helmsley's death, the General Partners were required to create a new limited partnership with the same attributes as Registrant and to convey all of the assets and liabilities of Registrant to such entity. Such action would have involved substantial transfer tax, insurance premium costs and other related expenses and no benefit to the partners of Registrant or to the holders of Participation Interests ("Participation Interests" or "PPIs") in the limited partnership interest of the limited partner of Registrant. Accordingly, Registrant obtained the approval of the holders of a majority of the PPIs to, among other things, amend the Agreement to permit the remaining General Partners to elect to continue the business of Registrant in the event of the death of a General Partner and to make such election with respect to the death of Mr. Helmsley. Such amendments were effective on May 30, 1997 (the "Amendments"). As contemplated by the amended Partnership Agreement, effective July 3, 1997, H Associates L.L.C. ("H Associates"), an entity owned by Leona M. Helmsley, was admitted as a General Partner of Registrant. H Associates' economic interest in Registrant was acquired from Helmsley-Noyes Company, Inc., also a General Partner of Registrant.

         On June 10, 1998, ScogBell Acquisition, L.L.C., a Delaware limited liability company ("ScogBell"), purchased from Leona Helmsley all of her interests in Registrant. The interests from this sale that were acquired by ScogBell from Leona Helmsley included, among other things, general partnership interests (0.05%), special limited partnership interests (33.29%) and an aggregate of 282,377 PPIs. Also on June 10, 1998, ScogBell acquired 28,550 PPIs in the over-the-counter market. As a result, ScogBell became a beneficial owner of 310,927 PPIs in Registrant which represents 37.9% of the outstanding PPIs.

         At December 31, 1999, Registrant owned fee titles to, or leasehold estates in, three commercial properties, a 50% interest in one commercial property, and fee title to two unimproved real properties (collectively, the "Properties"). The Properties are located in New York, New York; Houston, Texas; and Newark, New Jersey. During 1999, Registrant sold three of its properties.

         On April 14, 1999, Registrant sold the Mojud Building in Long Island City, New York for a sales price of $6,500,000. In connection with the sale, Registrant paid sales commissions of $162,500 to an affiliate of one of the General Partners and other closing costs of approximately $239,000.

         On May 18, 1999, Registrant sold the Midland Savings Building in Midland, Texas for a sales price of $300,000. In connection with the sale, Registrant paid closing costs of approximately $2,000.

         On December 16, 1999, Registrant sold its 1440 Broadway, New York, New York property for a sales price of $152,000,000. In connection with the sale, Registrant repaid mortgage debt of approximately $17,347,500 and paid sales commissions of $3,800,000 to an affiliate of one of the General Partners and other closing costs of approximately $5,047,000.

         In addition, Registrant declared a special distribution of the net proceeds from the sales of the Mojud, Midland and 1440 Broadway properties on December 16, 1999 to the General Partner, Special Limited Partners and holders of record of its PPIs as of the close of business on December 31, 1999. The PPIs traded ex-dividend on January 19, 2000. The total distribution declared was $128,000,000, of which $64,000,000 was distributed to the General and Special Limited Partners on December 16, 1999 and $64,000,000 was distributed to the holders of PPIs in January 2000.

         On December 1, 1994, Chase loaned $10,750,000 to Registrant, which funds were used by Registrant to repay its 9% Junior Mortgage Bonds (the "Bonds") in full on such date. Chase also agreed to extend the maturity date of Registrant's mortgage loans relating to its 1440 Broadway, 245 Fifth Avenue and 261 Fifth Avenue properties in New York, New York, and to its One North Dearborn and One LaSalle buildings in Chicago, Illinois (collectively, the "Chase

Loans") from January 2, 1995 to January 2, 1997. On April 25, 1995, Registrant and Chase entered into a Note Modification Agreement providing for the extension of the maturity of the Chase Loans and the cross collateralization and cross defaults among the properties that secure the Chase Loans. In addition, the Registrant was given the option of paying interest on the Chase Loans based on LIBOR plus 2.25% or prime plus 0.375%. Pursuant to a Second Note Modification Agreement, the maturity of the Chase Loans was extended to January 2, 1999.

         On January 2, 1999, a Third Note Modification to the Agreement was made between Registrant and Chase, which extended the maturity date of the loan to January 2, 2000 and provided for principal payments with respect to the mortgage loans of $3,000,000 during 1999. Scheduled principal repayments aggregating $2,500,000 were made through September 15, 1999, with the entire remaining balance of the loan being repaid on December 16, 1999 with proceeds from the sale of the Mojud, Midland and 1440 Broadway properties.

         The $8,000,000 first mortgage loan with Apple Bank secured by the building at 1328 Broadway (in which Registrant had a 50% tenancy in common interest) and which bore interest only at a rate of 8.5% per annum became due on April 30, 1999. Registrant continued to make payments of interest only through December 31, 1999 pending formal resolution with Apple Bank. Registrant repaid its 50% share of such loan on January 18, 2000 upon the sale of its 50% tenancy in common interest in the 1328 Broadway property.

         (b) Financial Information About Segments. Registrant's sole business is the ownership and operation of commercial real estate. All of Registrant's revenues, operating profit or loss and assets relate solely to such industry segment.

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

         Registrant's Properties taken as a whole are leased to large numbers of lessees and Registrant is not dependent upon any single lessee, the loss of which would have a material adverse effect on Registrant. Due to the nature of its business, Registrant has only one identifiable market segment and has no new products, uses no raw materials, owns no patents, trademarks, licenses, franchises or concessions and expends no sums for research and development. No material portion of Registrant's business is seasonal in nature.

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

         Registrant employs approximately 31 people who handle maintenance of its properties. All of the Registrant's other operating functions, which consist primarily of property leasing and property management services, are performed by Helmsley-Spear, Inc. ("HSI") or affiliates of HSI, which entities may be deemed to be affiliates of Registrant. Management fees and leasing commissions charged by HSI aggregated approximately $1,288,000 during the fiscal year ended December 31, 1999, $1,969,600 in 1998 and $2,098,300 in 1997. HSI also earned $3,962,500 and $3,025,000 in brokerage commissions in 1999 and 1998, respectively, in connection with the sale of the Mojud and 1440 Broadway properties in 1999 and the Chicago Properties in 1998. Registrant believes that such services are supplied at prices that approximate those that would be available from non-affiliates. See Item 13.

Item 2.  Properties.

         General. At December 31, 1999, Registrant's Properties included fee titles to, or leasehold estates in, three commercial properties, a 50% interest in one commercial property, (which was sold in January 2000) and fee title to two unimproved real properties. The Properties are located in New York, New York; Houston, Texas; and Newark, New Jersey. The Properties have a total rentable area of approximately 1,236,000 square feet.

         The table below sets forth a description of each of the Properties owned by Registrant on December 31, 1999, its location, type of ownership and rentable area in square feet.


                                                                                      Total Rentable
Property                          Description                      Ownership          Area (Sq. Ft.)
New York, New York

261 Fifth Avenue                  25-story office bldg.            Fee                402,000

245 Fifth Avenue                  26-story office bldg.            Fee                287,000

1328 Broadway (1)
Marbridge Building                11-story office bldg.            50% of Fee         357,000

----------
(1) On January 18, 2000, Registrant sold its 50% tenancy in common interest in 1328 Broadway.


                                                                                      Total Rentable
Property                          Description                      Ownership          Area (Sq. Ft.)
Texas

Edgewood Shopping Center
(Houston)                         Unimproved Land                  Fee                --

Bellway Shopping Center
(Houston)                         Unimproved Land                  Fee                --

New Jersey

570 Broad Street (Newark)(2)      14-story office bldg.            Fee                190,000

         Additional Property Information. Four of Registrant's Properties individually accounted for 10% or more of its total assets or revenues at December 31, 1999. Such properties are referred to above as 1440 Broadway, New York, New York, 261 Fifth Avenue, New York, New York, 245 Fifth Avenue, New York, New York and 1328 Broadway, New York, New York.

         The estimated occupancy rate for the Registrant's 1440 Broadway property (sold on December 16, 1999) for 1999, 1998, 1997, 1996 and 1995 was
approximately 71%, 74%, 74%, 61% and 73%, respectively. The average annual base rent per leased square foot at such property was approximately $23.59 in 1999, $22.90 in 1998, $26.91 in 1997, $28.10 in 1996 and $23.94 in 1995.

         The estimated occupancy rate for the Registrant's 261 Fifth Avenue property for 1999, 1998, 1997, 1996 and 1995 was approximately 86%, 84%, 80%,
80% and 78%,

----------
(2) Vacant since 1996.

respectively. The average rental per square foot at such property was approximately $23.50 in 1999, $22.88 in 1998, $22.61 in 1997, $21.28 in 1996
and $21.25 in 1995.

         The estimated occupancy rate for the Registrant's 245 Fifth Avenue property for 1999, 1998, 1997, 1996 and 1995 was approximately 93%, 78%, 74%,
67%, and 57%, respectively. The average rental per square foot at such property was approximately $27.59 in 1999, $25.03 in 1998, $22.17 in 1997, $20.84 in 1996
and $20.38 in 1995.

         The estimated occupancy rate for the Registrant's 1328 Broadway property for 1999 was approximately 59%. The average rental per square foot at such property was approximately $31.30 in 1999. Registrant sold its 50% tenancy in common interest in this property on January 18, 2000.

         Registrant's 1440 Broadway property, which was sold on December 16, 1999, is a 25 story commercial office building in midtown Manhattan. Three separate tenants, all of which are retailers, occupied 10% or more of the rentable area of such property. The 1999 rent of the first retailer was $4,256,000. The 1999 rent of the second retailer was approximately $1,889,000. The 1999 rent of the third retailer was $1,421,000. Registrant's 261 Fifth Avenue property is a 25 story building located in midtown Manhattan. No single tenant of such property occupies 10% or more of its rentable area.

         Registrant's 245 Fifth Avenue property is a 26 story building located in midtown Manhattan. One tenant occupied 10% or more of the rentable area of such property during the year ended December 31, 1999 and its 1999 rent was approximately $1,222,000. This tenant has eight leases, six of which expired December 31, 1999 (with respect to rent of approximately $926,000) and two of which expire September 30, 2002 (with respect to rent of approximately $296,000).

         Registrant's 1328 Broadway property is an 11 story commercial office building in midtown Manhattan. No single tenant of such property occupies 10% or more of the rentable area of such property.

         While the New York commercial real estate market is highly competitive, Registrant has achieved occupancy and rental rates at its New York properties which have enabled it to operate these properties profitably. Registrant believes that rental rates will remain high enough to operate these properties profitably for the foreseeable future, although there can be no assurances in this regard.

         The following table sets forth certain information concerning lease expirations for the Registrant's principal properties at December 31, 1999:


                                             261 Fifth Avenue
                                             ----------------
                         Number of              Total Leased                               % of
                      Tenants whose               Area in                              Gross Annual
           Year     lease will expire           Square Feet       Annual Rental           Rental
           ----     -----------------           -----------       -------------           ------
           2000             19                      59,400          $1,409,159             15.5%
           2001             12                      41,574             933,300             10.2
           2002             16                      43,957           1,060,654             11.6
           2003              7                      17,011             492,409              5.4
           2004             12                      43,712           1,242,028             13.6
           2005              5                      55,666           1,445,041             15.8
           2006              1                       4,344             143,921              1.6
           2007              7                      86,622           2,053,222             22.5
           2008              0                           0                   0              0.0
       2009 or later         2                       8,585             350,007              3.8
                           ---                     -------          ----------             -----
          Totals            81                     360,871          $9,129,741             100.0
                                                   =======          ==========             =====


                                               245 Fifth Avenue
                                               ----------------
                         Number of                Total Leased                                %of
                      Tenants whose                 Area in                              Gross Annual
           Year     lease will expire             Square Feet       Annual Rental           Rental
           ----     -----------------          -----------       -------------           ------
           2000             10                     25,282          $  616,366              7.7%
           2001             18                     62,935           1,615,415             20.2
           2002             17                     53,968           1,521,656             19.0
           2003              7                     24,527             758,446              9.5
           2004              6                     34,076           1,235,526             15.4
           2005              2                      4,705             139,213              1.8
           2006              2                      7,067             178,160              2.2
           2007              1                     12,456             450,284              5.6
           2008              0                          0                   0              0.0
       2009 or later         4                     39,426           1,488,406             18.6
                            --                    -------          ----------            -----
          Totals            67                    264,442          $8,003,472            100.0
                            ==                    =======          ==========            =====

                                              1328 Broadway
                                              -------------
                         Number of             Total Leased                                %of
                      Tenants whose              Area in                              Gross Annual
           Year     lease will expire          Square Feet       Annual Rental           Rental
           ----     -----------------          -----------       -------------           ------
           2000             90                     59,558          $1,439,745            23.1%
           2001             57                     69,572           1,684,857            27.0
           2002             14                     49,466           1,756,137            28.1
           2003              3                      3,625              77,144             1.2
           2004              1                      7,900             791,982            12.7
           2005              0                          0                   0             0.0
           2006              0                          0                   0             0.0
           2007              1                      3,165             491,572             7.9
           2008                                                             0             0.0
       2009 or later                                                        0             0.0
          Totals            166                   193,286          $6,241,437           100.0
                            ===                   =======          ==========           =====


Item 3.  Legal  Proceedings.

         There are no material pending legal proceedings to which Registrant is a party or of which any of Registrant's property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No Matters were submitted to a vote of holders of PPIs at a meeting or otherwise during the fourth quarter of 1999.

                                     PART II

Item 5. Market for the Registrant's Participation Interests and Related Security Holder Matters.

         As discussed above, Registrant is a limited partnership. PPIs, which represent the beneficial interest of the Registrant's sole Limited Partner, are traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotations System ("NASDAQ") under the symbol "IVPA." There is no regular market for these securities and quotations are limited and sporadic.

         The range of high and low closing bid quotations for PPIs in the over-the-counter market for the two most recent years was as follows:

                                1999                               1998
                                ----                               ----
                       High              Low              High             Low
                       ----              ---              ----             ---
First Qtr.             117                69               85            70 1/8
Second Qtr.            119 1/2           105               102           72 1/2
Third Qtr.             120               105               119           99 1/2
Fourth Qtr.            150               114               110           61

         The foregoing over-the-counter quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of December 31, 1999, there were 526 holders of record of PPIs.

         Pursuant to the Partnership Agreement, Registrant is required to make certain cash distributions to holders of PPIs. Net operating revenues for each calendar year are distributable to the partners of Registrant approximately as follows:

                    General Partners (as a group):                          .55%

                           Irving Schneider

                           Minlyn, Inc.

                           ScogBell AG, Inc. (formerly known as
                           Helmsley-Noyes Company, Inc.)

                           ScogBell

                  Converted Special L.P. Interest

                           ScogBell                                         .95%

                  Special Limited Partners (as a group):                  48.50%

                           ScogBell

                           Irving Schneider

                  Limited Partner (nominee for
                  holders of PPIs):                                        50.0%

         The Limited Partner is the nominee for the holders of PPIs and all distributions to the Limited Partner are distributed ratably to the holders of 820,000 Participation Interests. If with respect to any calendar year the Limited Partner's distributive share (computed on the same basis as that used in preparing Registrant's Federal income tax return) of income (loss), plus one-half of such partner's distributive share of long-term capital gains, exceeds the net operating revenue allocated to the Limited Partner as referred to in the preceding paragraph, then Registrant must also distribute additional funds in an amount equal to such excess to the holders of PPIs. If Registrant does not have funds for such distribution (from cash on hand or borrowings), the Partnership Agreement obligates the General Partners to lend or contribute funds to Registrant for such purpose.

         In 1999, Registrant had "net operating revenues" of $12,606,987, of which $6,949,055 in the aggregate (or $8.47 per PPI) was distributed on March 31, 2000 to the holders of record of PPIs as of December 31, 1999 and an aggregate of $6,949,055 was also distributed to the Special Limited Partners and General Partners on that date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In 1998, Registrant had "net operating revenues" (as defined below) of $9,803,570, of which $5,442,159 in the aggregate (or $6.64 per PPI) was distributed on March 31, 1999 to the holders of record of PPIs as of December 31, 1998. An aggregate of $5,442,159 was distributed to the Special Limited Partners and General Partners identified above. Accrued distributions with respect to net operating revenues for 1994, 1995, 1996 and 1997 aggregating $20,310,705 were paid to the General Partners and Special Limited Partners, in 1998 using the proceeds of the sale of the Chicago Properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         "Net  operating  revenues"  is  defined  in  Registrant's   partnership
agreement as follows: for any year, (i) net taxable income of the Registrant, plus (ii) depreciation and amortization expenses allowable for income tax purposes during such year (but only to the extent of mortgage repayments), (iii) plus amortization of Bond issuance costs and Bond discount (which is not relevant after 1994), (iv) plus amortization of financing costs, (v) less principal repayments on mortgages. In recent years, cash distributions to Registrant's partners have generally exceeded the amount defined as net operating revenues. See "Item 7" below.

Item 6.       Selected Financial Data.

                                   1999                 1998                1997               1996               1995
                                   ----                 ----                ----               ----               ----
Income Statement Data
Gross revenues from real        $ 31,640,834         $ 43,454,081         $46,463,473       $ 52,216,081      $53,879,055
estate

Net Income transferred to       $150,779,832         $112,747,733         $ 8,726,836       $  8,452,069      $ 9,331,341
Partner's capital accounts

Net operating revenues, as      $ 12,606,987         $  9,803,570         $ 9,174,787       $  8,342,911      $ 9,857,034
defined

Net income per PPI:             $    87.8823         $    60.4848         $    5.5280       $     5.8636      $    5.8446

Balance Sheet Data

Total assets                    $102,611,031         $ 49,762,234         $53,585,976       $ 55,393,657      $55,061,349

Mortgages payable               $  4,000,000         $ 23,847,488         $36,847,488       $ 40,314,558      $43,363,342

Affiliate Loans                 $         --         $         --         $18,000,000       $ 18,000,000      $18,000,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Liquidity and Capital Resources:

         Historically, Registrant's income for operations has been sufficient to provide for its expenses. From time to time, however, Registrant has borrowed funds to meet its short term liquidity needs. Registrant believes that its properties are not overly leveraged and that under normal market conditions it will be able to obtain additional financing as needed. The Registrant has sold significant assets during 1999 and may sell assets in the future to discharge its obligations.

         On April 14, 1999, Registrant sold the Mojud Building located in Long Island City, New York for a sales price of $6,500,000. In connection with the sale, Registrant paid sales commissions of $162,500 to an affiliate of one of the General Partners and other closing costs of approximately $239,000.

         On May 18, 1999, Registrant sold the Midland Savings Building located in Midland, Texas for a sales price of $300,000.

         On December 16, 1999, Registrant sold the 1440 Broadway property for $152,000,000. In connection with the sale, Registrant repaid its outstanding mortgage debt with Chase of approximately $17,347,500, sales commissions of $3,800,000 paid to an affiliate of one of the General partners and other closing costs of approximately $5,047,000.

         The Registrant's mortgage loan with Apple Bank pertaining to its 1328 Broadway property in New York City was repaid in January 18, 2000 using the proceeds from Registrant's sale of its 50% tenancy in common interest in such property.

         Registrant is required to make certain cash distributions to its partners for each year. See "Item 5." On December 16, 1999, Registrant declared a special distribution to its partners of approximately $128,000,000 of which $64,000,000 was paid to the General Partners and Special Limited Partners in December 1999 and $64,000,000 was accrued for the holders of Participation Interests, and was subsequently paid in January 2000. In addition, on January 18, 2000, Registrant declared a special distribution of $37,000,000 to its partners in connection with the sale on such date of Registrant's 50% interest in 1328 Broadway, of which $18,500,000 was paid to the General Partners and Special Limited Partners in January 2000 and $18,500,000 was paid to the holders of PPIs in February 2000.

         Registrant anticipates satisfying its working capital requirements for fiscal year 2000 generally through cash from operations and/or the sale of its Properties.

         Net cash provided by operating activities was approximately $12.4 million in 1999, as compared to $9.4 million in 1998. Such increase in cash provided by operating activities in 1999 was primarily due to continued improvement in the operations of Registrant's Properties in New York. Net cash provided by investing activities was approximately $148.2 million in 1999, as compared to $115.6 million in 1998. Such increase was primarily attributable to a net increase in the proceeds received from the sales of properties of $31.8 million. Net cash used in financing activities was approximately $94.7 million in 1999, as compared to $113.4 million in 1998. Such decrease was due to the net decrease in the repayment of indebtedness of approximately $11.2 million in 1999 and a net decrease in the payment of distributions of approximately $7.6 million.

         At December 31, 1998, Registrant had outstanding mortgage indebtedness in connection with its Chase Loans of $19,847,488 which was secured by three of the New York properties. The Chase Loans bore interest at LIBOR plus 2.25%. Through September 15, 1999, Registrant made scheduled repayments of $2,500,000. On December 16, 1999, Registrant repaid the remaining principal balance of $17,347,488 using the proceeds from the sale of the 1440 Broadway property.

         Registrant is also obligated for one-half of the $8,000,000 mortgage payable to Apple Bank which bears interest at 8.5% and which had a maturity date of April 30, 1999. Registrant repaid its $4,000,000 share of such loan on January 18, 2000 using the proceeds from the sale of its interest in the 1328 Broadway property.

         Impact of Year 2000:

         In prior years, Registrant discussed the nature and progress of its plans to become Year 2000 ready, and reported that it had been informed by its vendors that each had developed a plan to address the affected informational (accounting, billing, payroll) and operational (HVAC, fire alarms, security, elevators, and lighting) systems of Registrant. As a result of those planning and implementation efforts, Registrant experienced no significant disruptions in information technology systems and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Registrant is not aware of any material problems arising from Year 2000 issues, either with its internal systems or the products and services of third parties. Registrant will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. The cost of Registrant's compliance for Year 2000 matters was not material.

         Results of Operations:

1999 Compared to 1998

         Gross revenues from rentals for 1999 decreased approximately $11,813,000 (approximately 27%) as compared to 1998, primarily due to decreases in revenue due to the impact of the sale of the Chicago Properties (sold in September 1998) and the sale of the Mojud Building (sold in April 1999), offset in part by increases in revenue from Registrant's other New York properties. Net income for 1999 increased approximately $38,032,000 primarily due to an increase of $35,139,000 in the gain on sale of properties. Total expenses decreased by approximately $14,764,000 (approximately 45%) as a result of the sale of the Chicago Properties in September 1998 and the Mojud Building in April 1999.

         During 1999, Registrant's rental income was generated primarily by the operations of its New York properties. Leasing activity remains active in New York and Registrant anticipates continuing its practice of negotiating new leases and renewing existing leases upon their expiration; however, there is no assurance that some of Registrant's tenants will not go out of business, reduce their space requirements or relocate.

         For 1999, Registrant's interest expense decreased approximately $2,166,000 (approximately 56%), primarily due to lower levels of average outstanding indebtedness during 1999 which resulted from mortgage principal repayments of $13,000,000 made in 1998 and the repayments of Affiliate Loans of $18,000,000 made in 1998. In addition, Registrant repaid the outstanding balance of its mortgage loan with Chase in December 1999.

         Registrant's real estate tax expense in 1999 decreased approximately $2,515,000 (approximately 35%), due to the sale of the Chicago Properties in September 1998 and the sale of the Mojud building in April 1999. Registrant, under certain commercial leases, is able to pass a portion of the increases in real estate taxes, operating expenses and increases in the consumer price index to the tenants based on lease escalation clauses.

         Management fees decreased approximately $605,000 (approximately 54%), due to the sale of the Chicago Properties in September 1998 and the sale of the Mojud building in April 1999.

         Payroll  and  related  expenses  decreased   approximately   $2,323,000
(approximately 55%), due to the sale of the Chicago Properties in September 1998 and the sale of the Mojud building in April 1999.

         Repairs and maintenance expenses decreased approximately $1,357,000 (approximately 43%), due to the sale of the Chicago Properties in September 1998 and the sale of the Mojud building in April 1999.

         Other   property   expenses    decreased    approximately    $4,550,000
(approximately 54%), due to the sale of the Chicago Properties in September 1998 and the sale of the Mojud building in April 1999.

         Administrative expenses increased approximately $283,000 (approximately 91%), due to increased professional fees associated with the administration of partnership activities and increased regulatory filing requirements.

         Depreciation  and   amortization   expenses   decreased   approximately
$1,098,000 (approximately 28%), due to the sale of the Chicago Properties in September 1998 and the sale of the Mojud building in April 1999.

1998 Compared to 1997

         Gross revenues from rentals for 1998 decreased approximately $3,009,000 (approximately 7%) as compared to 1997, primarily due to decreases in revenue as a result of the sale of the Chicago Properties offset in part by increases in revenue from Registrant's New York properties. Net income for 1998 increased approximately $104,000,000 primarily due to the sale of the Chicago Properties. Total expenses decreased by approximately $5,294,000 (approximately 15%) primarily as a result of decreases in leasehold rentals, interest, real estate taxes, repairs and maintenance and other property operating expenses, attributable to the sale of the Chicago Properties in September 1998.

         During 1998, approximately 8 tenants in various properties with an aggregate annualized rental of approximately $236,000 vacated their premises prior to the expiration of their leases. While leasing activity had been more active in New York, it remained relatively flat in Newark. Although Registrant anticipated continuing its practice of negotiating new leases and renewing existing leases upon their expiration, there was no assurance that some of Registrant's tenants would not go out of business, reduce their space requirements or relocate.

         For 1998 Registrant's interest expense decreased approximately $848,000 (approximately 18%), primarily due to lower levels of average outstanding indebtedness resulting from mortgage principal repayments of $13,000,000 and repayments of Affiliate Loans of $18,000,000.

         Registrant's real estate tax expense in 1998 decreased approximately $2,269,000 (approximately 24%), primarily due to the sale of the Chicago Properties in September 1998. Registrant, under certain commercial leases, was able to pass a portion of the increases in real estate taxes, operating expenses and increases in the consumer price index to the tenants based on lease escalation clauses.

         Management fees decreased approximately $251,000 (approximately 18%), primarily due to the sale of the Chicago Properties in September 1998.
Depreciation expenses decreased approximately $658,000 (approximately 14%), primarily due to the sale of the Chicago Properties in September 1998.


Item 7A. Disclosures About Market Risk.

         Upon the repayment of all of its variable rate mortgage indebtedness in December 1999, Registrant has significantly reduced its exposure to interest rate risk. At December 31, 1999, Registrant's sole interest bearing indebtedness related to its obligation for one-half of the $8 million mortgage payable to Apple Bank which bears interest at a fixed rate of 8 1/2 percent and which had matured on April 30, 1999. Registrant repaid its $4 million share of such obligation on January 18, 2000 using the proceeds from the sale of its 50% tenancy in common interest of the 1328 Broadway property which secured such indebtedness. Should Registrant elect to refinance any of its remaining properties, Registrant would seek to manage its interest rate risk through the use of fixed rate debt or interest rate derivatives in conjunction with variable rate debt. Registrant believes that it can refinance its properties at commercially reasonable rates, although there can be no assurances in this regard.


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

         Irving Schneider - 80; Executive Vice President of Helmsley-Spear, Inc. Mr. Schneider has been in the real estate business for over 50 years and owns and operates, individually or through partnerships, numerous real estate investments.

         Minlyn, Inc. was formed in 1968. All of its stock is owned by Mr. Schneider. Mr. Schneider is a director of Reliance Group Holdings, Inc. and Reliance Insurance Company.

         Registrant has been advised that ScogBell was created in June 1998 to acquire, hold, finance and sell interests in Registrant. Control of ScogBell is vested exclusively with ScogBell AG Manager, Inc. and ScogBell SB Manager, Inc., as managers.

         ScogBell AG, Inc. (formerly known as Helmsley-Noyes Company, Inc.), was incorporated in 1926. It is a real estate management firm in New York City. It was acquired by ScogBell on June 10, 1998.

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

         Paragraph 11A(3) of the Partnership Agreement provides for certain guaranteed payments to be made to the General Partners and Special Limited Partners of Registrant equal to 8-3/4% per annum of their "Remaining Original Cash Contribution." The Remaining Original Cash Contribution is $1,500,000, less the cumulative amounts distributed to the General Partners and Special Limited Partners from time to time in respect of the net proceeds from the sale of Registrant's properties. The Remaining Original Cash Contribution as of December 31, 1999 was $1,160,000. For the fiscal years ended December 31, 1999, Registrant paid or accrued, pursuant to such paragraph 11A(3), guaranteed payments to the General and Special Limited Partners in an aggregate amount of $101,500 as follows: Irving Schneider - $33,732, ScogBell - $67,576, ScogBell AG, Inc. (formerly known as Helmsley-Noyes Company, Inc.) - $91 and Minlyn, Inc.
- $101.

         Under the terms of the Partnership Agreement, since January 1, 1973, the General Partners are entitled to receive an annual payment equal to 1/2% of the gross revenue from real estate of the Registrant. During the fiscal year ended December 31, 1999, Registrant accrued in connection with such annual payments an aggregate of $154,222 as follows: Irving Schneider - $46,266, ScogBell AG, Inc. (formerly known as Helmsley-Noyes Company, Inc.) - $4,627, ScogBell - $98,189 and Minlyn, Inc. - $5,140. Mr. Schneider and ScogBell are entitled to receive distributions of net operating revenues in each of their respective capacities as Special Limited Partners. See "Item 5" above.

         The Registrant does not provide any compensation to the General Partners or the other persons in the form of option or stock appreciation right grants, long-term incentive plans, or a defined benefit or actuarial plans. The Registrant has no standard arrangements for payment of fees to General Partners (other than for their interest as General Partners, as described above), or employment contracts or change-of-control agreements.


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

         To the extent that the Special Limited Partnership Interests and PPIs are considered voting securities, the following information is provided as to holders of 5% or more of each such class at December 31, 1999:


                                                                Amount and
                                                                nature of
                                    Name and Address of         Beneficial       Percent
Title of Class                      Beneficial Owner            Ownership        of Class
--------------                      ----------------            ---------        --------
Special Limited                     ScogBell                    Direct            66.66
Partnership Interests               660 Madison Ave.
                                    New York, NY  10021
                                    As a group

Special Limited                     Irving Schneider            Direct            33.34
Interests                           880 Fifth Avenue
                                    New York, NY

Converted Special                   ScogBell                    Direct           100.00
Limited Partnership Interests       660 Madison Ave.
                                    New York, NY  10021

PPIs                                ScogBell                   310,927(1)         37.92
                                    660 Madison Ave.
                                    New York, NY  10021

                                    Irving Schneider           90,095             10.99
                                    880 Fifth Avenue           Direct(2)
                                    New York, NY

----------
(1) Includes PPIs purchased from the following: 258,877 PPIs owned directly by Leona M. Helmsley; also 4,000 PPIs held by Helmsley-Noyes Company, Inc. (0.5%), a company owned by Helmsley Enterprieses, Inc., which in turn is wholly-owned by the Harry B. Helmsley Revocable Trust, under agreement dated December 13, 1989; 13,000 PPIs held by HBH Holdings Corp. (1.6%), 6,500 PPIs held by Park Lane Hotel, Inc. (0.8%) and 28,550 PPIs in the over-the-counter market.

(2)   Does not include 31,960 PPIs owned by Mr. Schneider's daughters (3.9%).

         (b) Registrant is a limited partnership and, as such, its affairs are managed by its General Partners. The following table sets forth the amount and nature of the beneficial ownership at December 31, 1999 of each class of partnership interests by its General Partners individually and as a group:


                                                                Amount and
                                                                nature of
                                    Name and Address of         Beneficial       Percent
Title of Class                      Beneficial Owner            Ownership        of Class
--------------                      ----------------            ---------        --------
General Partnership                 Irving Schneider
Interests                           880 Fifth Avenue
                                    New York, NY                Direct(1)         90.91

                                    ScogBell                    Indirect           9.09
                                    660 Madison Ave.
                                    New York, NY  10021

                                    As a group                                   100.00

Special Limited                     ScogBell                    Direct(2)         66.66
Partnership Interests               660 Madison Ave.
                                    New York, NY  10021

                                    Irving Schneider            Direct(2)         33.34
                                    880 Fifth Avenue
                                    New York, NY

                                    As a group                                   100.00

----------
(1) Mr. Irving Schneider owns approximately 90% of such interest directly and 10% indirectly through his ownership of Minlyn, Inc.; 60 East 42nd Street, New York, New York, which is also a General Partner of Registrant.

(2) The Special Limited Partnership Interests have the rights set forth in the Partnership Agreement and are not securities issued by Registrant. The Converted Special L.P. Interest represents the economic interest in Registrant formerly owned by Harry B. Helmsley in his capacity as a General Partner. See "Business."


                                                                Amount and
                                                                nature of
                                    Name and Address of         Beneficial       Percent
Title of Class                      Beneficial Owner            Ownership        of Class
--------------                      ----------------            ---------        --------
Converted Special
 Limited Partner Interests          ScogBell                    Direct           100.00
                                    660 Madison Ave.
                                    New York, NY  10021

Participation Interests             ScogBell                    310,927           37.92
                                    660 Madison Ave.
                                    New York, NY  10021         Direct(3)

                                    Irving Schneider            90,095            10.99
                                    880 Fifth Avenue            Direct(4)
                                    New York, NY
                                    As a group                  401,022(2)(4)     48.91

Item 13. Certain Relationships and Related
         Transactions.

         (a) Transactions with Management and Others.

         (b) Certain Business Relationships.

         As set forth in Item 11(a)  above,  during the year ended  December 31,
1999,  Registrant paid certain fees and certain  guaranteed  payments to each of
its  corporate   General  Partners,   ScogBell  AG,  Inc.   (formerly  known  as
Helmsley-Noyes  Company,  Inc.) and Minlyn,  Inc.,  pursuant to the  Partnership
Agreement. See Item 10 hereof as to the ownership of said corporations.

----------
(3) Includes PPIs purchased from the following: 258,877 PPIs owned directly by Leona M. Helmsley; also 4,000 PPIs held by Helmsley-Noyes Company, Inc. (0.5%), a company owned by Helmsley Enterprieses, Inc., which in turn is wholly-owned by the Harry B. Helmsley Revocable Trust, under agreement dated December 13, 1989; 13,000 PPIs held by HBH Holdings Corp. (1.6%), 6,500 PPIs held by Park Lane Hotel, Inc. (0.8%) and 28,550 PPIs in the over-the-counter market.

(4)   Does not include 31,960 PPIs owned by Mr. Schneider's daughters (3.9%).

    HSI, either directly or through various subsidiaries, acts as managing agent of the Properties. For such management and leasing brokerage services, HSI charged Registrant the aggregate sum of approximately $1,288,000 during the fiscal year ended December 31, 1999. Leasing commissions charged by HSI are based upon varying percentages of the annual rent paid by tenants obtained by HSI. Property management fees charged by HSI are based upon negotiated amounts that are believed to be below market rate. Leasing fees charged by HSI to Registrant are believed to be, from Registrant's perspective, on a basis that approximate those that would be available to Registrant from non-affiliates at arm's-length. In 1999, HSI also earned $3,962,500 in brokerage commissions in connection with the sale of the Mojud and 1440 Broadway properties. The amount of the commissions paid for such services is believed by Registrant to be no more than the amount which Registrant would be required to pay to unrelated parties performing such services.


          (c)  Indebtedness  of  Management.

               None.

                                     PART IV

Item  14. Exhibits,Financial Statement

          Schedules, and Reports on Form 8-K.

         (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

         (a) (3) Exhibits. Subject to Rule 12b-32 of the Securities Act of 1934 regarding incorporation by reference, listed below are the exhibits which are filed as part of this report and are hereby incorporated by reference (according to the numbers assigned to them in Item 601 of Regulation S-K):

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

      (b)     Reports  on Form 8-K  filed  during  the  period  covered  by this
              Report:

              (i) On October 7, 1999, Registrant filed a Current Report on Form 8-K relating to the contract to sell 1440 Broadway, New York, New York for $152,000,000.

              (ii) On December 17, 1999, Registrant filed a Current Report on Form 8-K relating to the contract to sell 1328 Broadway, New York, New York for $43,500,000.

      (c)     Financial  Statement  Schedules -- The response to this portion of
              Item 14 is  submitted as a separate  section of this report.

      (27)    Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INVESTMENT PROPERTIES ASSOCIATES

                                                By: /s/ Irving Schneider
                                                    ----------------------------
                                                      Irving Schneider
                                                      General Partner

Dated:  April 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date first indicated above.


/s/ Irving Schneider
------------------------------------------------      General Partner,
Irving Schneider                                      Principal Executive,
                                                      Financial and
                                                      Accounting Officer

MINLYN, INC.                                          General Partner


By: /s/ Irving Schneider
    --------------------------------------------
         Irving Schneider
         President

SCOGBELL AG, INC.                                     General Partner


By: /s/ Craig Effron
    --------------------------------------------
         Craig Effron
         President


SCOGBELL ACQUISITION, L.L.C.                          General Partner


By: /s/ Craig Effron
    --------------------------------------------
         President
         ScogBell AG Manager, Inc., Manager

         The following is an index to all exhibits filed with this report other than those incorporated by reference herein:


Exhibit
Number   Description
------   -----------

27       Financial Data Schedule

                           Annual Report On Form 10-K

                      Item 14(A)(1) And (2) And Item 14(D)

          List Of Financial Statements And Financial Statement Schedule

              Financial Statements And Financial Statement Schedule

                          Year Ended December 31, 1999

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

                               New York, New York

                        Investment Properties Associates
                        (A New York Limited Partnership)



         Index Of Financial Statements And Financial Statement Schedule


The following financial statements of Investment Properties Associates are included in Item 8:

                                                                            Page

Report of Independent Auditors ............................................. S-1
Balance Sheets-December 31, 1999 and 1998 .................................. S-2
Statements of Income-Years Ended December 31, 1999,
 1998 and 1997 ......................................................S-3 and S-4
Statements of Changes in Partners' Capital (Deficiency)-
 Years Ended December 31, 1999, 1998 and 1997 .............................. S-5
Statements of Cash Flows-Years Ended December 31, 1999,
 1998 and 1997 ............................................................. S-6
Notes to Financial Statements....................................... S-7 to S-20

The following financial statement schedule of Investment Properties Associates is included in Item 14(d):

Schedule III-Real Estate and Accumulated Depreciation ............ S-21 and S-22

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been otherwise disclosed, and therefore have been omitted.

                         Report of Independent Auditors

Investment Properties Associates

We have audited the accompanying balance sheets of Investment Properties Associates (a New York Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income, changes in partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Properties Associates at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/ ERNST & YOUNG LLP

New York, New York
March 31, 2000, except
for Note 14 as to which the
date is April 12, 2000

                        Investment Properties Associates
                        (A New York Limited Partnership)

                                 Balance Sheets

                                                        December 31,
                                                1999                    1998
                                           -------------------------------------
Assets

Real estate, at cost (Notes 3 and 5)       $ 40,649,960             $68,589,793
   Less accumulated depreciation and
     amortization                            26,391,697              44,261,629
                                           ------------------------------------
                                             14,258,263              24,328,164

Cash and cash equivalents                    79,770,013              13,831,031

Due from managing agent (Helmsley-
  Spear Inc.) including tenants' security
   deposits of $1,963,001 (1999) and
    $1,614,898 (1998) (Note 6)                2,822,168               2,375,753

Receivables, principally for rentals            332,926                 471,968
Deferred rent receivable                        134,306               1,045,707

Deferred charges, including deferred
   leasing commissions of $2,115,053
   (1999) and $3,399,132 (1998)
   (Note 6)                                   5,293,355               7,709,611

                                           ------------------------------------
Total assets                               $102,611,031            $ 49,762,234
                                           ====================================

Liabilities and partners' capital
(deficiency)

Accounts payable                           $    678,177            $  1,155,069
Accrued real estate taxes                     1,480,861               3,067,023
Accrued interest                                 29,278                 155,025

Distributions payable to General Partners,
   Special Limited Partners and Limited
   Partner (Note 9)                          77,979,781              10,884,318
Guaranteed payments due to General
   Partners, Special Limited Partners and
   Limited Partner (Note 7)                     300,721                 700,828
Accrued leasing commissions and
   management fees due to Helmsley-
   Spear, Inc. (Note 6)                         231,113                 291,405
Sundry and accrued liabilities                  610,712               1,079,965
Mortgages payable (Note 5)                    4,000,000              23,847,488
Deposits, and rents received in advance of
   $85,406 (1999) and $255,641 (1998)         1,696,853               1,859,300
                                           ------------------------------------
Total liabilities                          $ 87,007,496              43,040,421
                                           ------------------------------------
Commitments and contingencies
   (Note 10 and 13)

Partners' capital (deficiency)
   (Notes 1, 7, 8 and 9):
     General Partners                        (2,683,508)             (2,768,948)
     Special Limited Partners               (13,643,808)            (21,325,648)
     Limited Partner (represented by
       the equivalent of 820,000
       Participation Interests)              31,930,851              30,816,409
                                           ------------------------------------
                                             15,603,535               6,721,813
                                           ------------------------------------
Total liabilities and partners'
   capital (deficiency)                    $102,611,031            $ 49,762,234
                                           ====================================

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                              Statements of Income

                                                             Year ended December 31,
                                                    1999               1998            1997
                                                -----------------------------------------------
Revenues:
Gross revenues from real estate (Note 11)       $ 31,640,834      $43,454,081       $46,463,473
Interest and other income                            798,599          917,010         1,144,284
                                                -----------------------------------------------
                                                  32,439,433       44,371,091        47,607,757
Expenses:
  Leasehold rentals                                       --          409,095           563,446
  Real estate taxes                                4,633,769        7,149,045         9,418,042
  Interest (Notes 4 and 5)                         1,676,492        3,842,192         4,690,344
  Management fees (Note 6)                           517,005        1,121,955         1,373,436
  Payroll and related expenses                     1,898,115        4,220,947         5,026,993
  Repairs and maintenance expenses                 1,783,373        3,139,757         2,928,374
  Other property expenses                          3,914,440        8,463,862         9,645,887
  Administrative expenses                            592,736          309,626           239,602
  Co-owners' share of (expense) income                    --           25,027            60,817
  Depreciation and amortization of real estate     1,974,245        2,781,850         3,349,946
  Amortization of leasing commissions                831,865        1,100,072         1,122,721
  Amortization of mortgage refinancing costs           1,593           24,323            91,775
                                                -----------------------------------------------
                                                  17,823,633       32,587,751        38,511,383
                                                -----------------------------------------------
Income before items shown below                   14,615,800       11,783,340         9,096,374

Gain (loss) on sales of real estate (Note 3)     136,434,754      101,295,596           (14,913)
                                                -----------------------------------------------
Income before guaranteed payments required
  under the  Limited Partnership agreement      $151,050,554     $113,078,936       $ 9,081,461

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                        Statements of Income (continued)

                                                               Year ended December 31,
                                                     1999               1998              1997
                                                -----------------------------------------------
Guaranteed payments required under the
  Limited Partnership agreement (Note 7):
     To the Limited Partner                     $     15,000    $      15,000        $   15,000
     To General and Special Limited Partners         101,500          101,500           101,500
     To General Partners                             154,222          214,703           238,125
                                                -----------------------------------------------
                                                     270,722          331,203           354,625
                                                -----------------------------------------------

Net income                                      $150,779,832    $ 112,747,733        $8,726,836
                                                ===============================================

Net income allocable as follows (Note 8):

General Partners                                $    865,880          694,652            40,829

Special Limited Partners                          77,850,455       62,455,572         4,153,067

Limited Partner                                   72,063,497       49,597,509         4,532,940
                                                ===============================================
                                                $150,779,832     $112,747,733        $8,726,836
                                                ===============================================
Net Income Per Limited Partner Participation
  Interest (820,000 units outstanding):         $    87.8823     $    60.4848        $   5.5280
                                                ===============================================

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

             Statements of Changes in Partners' Capital (Deficiency)

                                                                                 Special Limited
                                                    Total      General Partners       Partners     Limited Partners
                                                -------------------------------------------------------------------
Partners' Capital (Deficiency)
  December 31, 1996                             $(36,849,945)     $(8,388,913)     $(44,098,397)        $15,637,365

Reclassification of General Partner
  interest (Note 1)                                       --        5,312,950        (5,312,950)                 --
Distribution to General Partners,
  Special Limited Partners and Limited
  Partner (Note 9)                                (9,847,784)         (54,163)       (4,869,729)         (4,923,892)
Net income for the year ended
  December 31, 1997 (Note 8)                       8,726,836           40,829         4,153,067           4,532,940
                                                -------------------------------------------------------------------
Partners' Capital (Deficiency)
  December 31, 1997                              (37,970,893)      (3,089,297)      (50,128,009)         15,246,413
Distribution to General Partners,
  Special Limited Partners and Limited
  Partner (Note 9)                               (68,055,027)        (374,303)      (33,653,211)        (34,027,513)
Net income for the year ended
  December 31, 1998 (Note 8)                     112,747,733          694,652        62,455,572          49,597,509
                                                -------------------------------------------------------------------
Partners' Capital (Deficiency)
  December 31, 1998                                6,721,813       (2,768,948)      (21,325,648)         30,816,409

Distribution to General Partners,
  Special Limited Partners and Limited
  Partner (Note 9)                              (141,898,110)        (780,440)      (70,168,615)        (70,949,055)
Net income for the year ended December
  31, 1999 (Note 8)                              150,779,832          865,880        77,850,455          72,063,497
                                                ===================================================================
Partners' Capital (Deficiency) December
  31, 1999                                      $ 15,603,535      $(2,683,508)     $(13,643,808)        $31,930,851
                                                ===================================================================

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                            Statements of Cash Flows


                                                                              Year ended December 31,
                                                                   1999                 1998                 1997
                                                               ----------------------------------------------------
Operating activities:
Net income                                                     $  150,779,832      $112,747,733         $ 8,726,836
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization                                       2,807,703         3,906,245           4,564,442
Deferred rent                                                      (1,082,359)       (1,045,707)          -
Loss (gain) on sale of real estate                               (136,434,754)     (101,295,596)             14,913
Changes in operating assets and liabilities:
Due from managing agent                                              (446,415)          337,226            (631,394)
Receivables, net                                                      139,042           987,957             (16,349)
Deferred charges, net                                                (121,133)       (3,077,192)         (3,304,107)
Accounts payable                                                     (476,892)       (1,055,285)           (544,867)
Accrued real estate tax                                            (1,586,162)       (1,817,833)            254,271
Accrued interest                                                     (125,747)         (238,119)             (3,009)
Guaranteed payments due to General Partners
   Special Limited Partners and Limited Partner                      (400,107)          316,203              (8,375)
Accrued leasing commissions and management fees                       (60,292)         (480,943)           (443,667)
Sundry and accrued liabilities                                       (469,253)          232,297            (982,367)
Deposits and rents received in advance                               (162,447)         (122,489)             35,150
                                                               ----------------------------------------------------
Net cash provided by operating activities                          12,361,016         9,394,497           7,661,477
Investing activities:
Property improvements                                              (1,371,534)       (2,201,413)          2,208,474)
Net proceeds from sale of real estate                             149,599,635       117,803,063           -
                                                               ----------------------------------------------------
Net cash provided by (used in) investing activities               148,228,101       115,601,650          (2,208,474)
                                                               ----------------------------------------------------

Financing activities:
Distributions to General Partners, Special Limited
   Partners and Limited Partner                                   (74,802,647)      (82,405,306)         (5,374,588)
Principal payments on mortgages payable                           (19,847,488)      (13,000,000)         (3,025,816)
Principal payments on notes payable to related parties             -                (18,000,000)          -
                                                               ----------------------------------------------------
Net cash used in financing activities                          $  (94,650,135)     (113,405,306)         (8,400,404)
                                                               ----------------------------------------------------

Increase (decrease) in cash and cash equivalents                   65,938,982        11,590,841          (2,947,401)
Cash and cash equivalents at beginning of year                     13,831,031         2,240,190           5,187,591
                                                               ====================================================
Cash and cash equivalents at end of year                       $   79,770,013      $ 13,831,031         $ 2,240,190
                                                               ====================================================

Supplemental disclosure of cash flow information
Cash paid during the year for interest                         $    1,802,239      $  4,080,311         $ 4,693,353
                                                               ====================================================

Supplemental disclosure of non-cash investing and
   financing activities:
   Deferred rent receivable charged to cost of sales           $    1,993,760                --                  --
   Deferred leasing commissions charged to cost of sales            1,703,931                --                  --

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1999


1.    Description of Business

Investment Properties Associates ("IPA") was formed as a limited partnership on May 15, 1969 to acquire and operate commercial properties. Through January 4, 1997, the General Partners of IPA were Mr. Harry B. Helmsley and Mr. Irving Schneider and two corporations owned or controlled by them. Collectively, the General Partners owned a 1.5% interest in IPA. Upon the death of Mr. Helmsley on January 4, 1997, the general partnership interest owned by him automatically converted to a Special Limited Partnership Interest owned by his estate. As a result of this conversion, the total interests of the General Partners were reduced to .55%. The Special Limited Partners are Mrs. Leona M. Helmsley, Mr. Irving Schneider, and the Estate of Mr. Harry B. Helmsley and the Limited Partner is Mr. John Bailey. Undivided interests in the limited partnership are represented by 820,000 Participation Interests ("PPI's"). Changes in ownership subsequent to January 4, 1997, are described below.

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

On June 10, 1998, the General Partner interests of the corporation and limited liability company owned by Mrs. Leona M. Helmsley, and the Special Limited
Partner interests owned by Mrs. Leona M. Helmsley and the Estate of Harry B. Helmsley were acquired by ScogBell Acquisition, L.L.C. ("ScogBell"). Also on June 10, 1998, ScogBell acquired 282,377 PPI's from Mrs. Leona M. Helmsley and 28,550 PPI's in the over-the-counter market.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                   Notes to Financial Statements (continued)

2.    Significant Accounting Policies

      a. The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      f. IPA's employees are covered under multi-employer defined contribution pension plans. All contributions are funded currently based upon negotiated union contracts. Information from the plans' administrators is not available to permit IPA to determine its share of unfunded vested benefits. During 1999, 1998 and 1997, IPA paid approximately $273,000, $562,000, and $673,000, respectively, for employees to union plans for pension, welfare and other benefits.

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

           (ii) The carrying value of mortgages payable approximates fair value due to the short term maturities of the notes.

      i. Gains on sales of real estate are recognized at closing in accordance with FASB Statement No. 66, "Accounting for Sales of Real Estate".

      j. FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimates to be generated by those assets are less than the asset's carrying amount or on long-lived assets held for sale when the assets carrying amount is greater than the fair market value less costs of disposal for those assets on a property by property basis. IPA evaluates each of its properties for indicators of impairment by reference to the undiscounted cash flows to be generated from the operation and sale of the properties. No indicators of impairment were present, and, accordingly no provisions for impairment have been recorded in any of the periods presented.

      k. Basic earnings per share has been calculated by dividing the net income allocated to the Limited Partner by the 820,000 PPI's outstanding. As IPA has no potentially dilutive securities, no presentation of diluted earnings per share is required.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

2.    Significant Accounting Policies (continued)

      l. Effective January 1, 1998, IPA adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations, financial position or disclosure of segment information as IPA is engaged in the ownership and operation of commercial office properties and has one reportable segment. IPA evaluates real estate performance and allocates resources based on net operating income. The primary sources of revenue are generated from tenant base rents and escalations of operating expenses and real estate taxes. Operating expenses primarily consist of common area maintenance. The commercial office property segment meets the quantitative threshold for determining reportable segments. IPA has no investment in foreign operations.

      m.    Certain   amounts  in  the  1998  financial   statements  have  been
            reclassified to conform to the 1999 presentation.

3.    Real Estate

      Real estate is summarized as follows:

                  Classification                          1999          1998
      --------------------------------------------------------------------------
          Land                                       $ 4,935,164     $10,569,184
          Buildings and building improvements         21,401,388      40,105,028
          Leaseholds and leasehold improvements        7,497,580       7,486,730
          Tenants' alterations                         6,815,828      10,428,851
                                                     ---------------------------
                                                     $40,649,960     $68,589,793
                                                     ===========================

The amounts reflected above include one property in which IPA owns a 50% undivided interest as a co-tenant in common. Accordingly, it has sole and exclusive control over its interest, is

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

3.  Real Estate (continued)

severally liable for its share of outstanding indebtedness, and is entitled only to its pro-rata share of income and expenses. On January, 18, 2000, IPA sold its interest in this property (see Note 14).

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

On April 14, 1999, IPA sold the Mojud Building located in Long Island City, New York for a sales price of $6,500,000. The sales proceeds were used to pay sales commissions of $162,500 to an affiliate of one of the General Partners and other closing costs of approximately $239,000. In connection with this transaction, IPA recognized a gain of approximately $5,580,000.

On May 18, 1999, IPA sold the Midland Savings Building located in Midland, Texas for a sales price of $300,000. In connection with this transaction, IPA recognized a gain of approximately $298,000.

On December 16, 1999, IPA sold the 1440 Broadway property for $152,000,000. The sales proceeds were used to repay mortgage debt of approximately $17,347,500, sales commissions of $3,800,000 paid to an affiliate of one of the General Partners and other closing costs of approximately $5,047,000. In connection with this transaction, IPA recognized a gain on sale of approximately $130,557,000. In addition, on December 16, 1999, IPA declared a special distribution to its partners of approximately $128,000,000 of which $64,000,000 was paid to the General Partners and Special Limited Partners in

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

3. Real Estate (continued)

December 1999 and $64,000,000 was accrued for the holders of Participation Interests, which was paid on January 18, 2000 (see Note 9).

4. Notes Payable to Related Parties

On November 30, 1994, affiliates of the General Partners loaned IPA $18,000,000, evidenced by two promissory notes (the "Notes") in the amount of $6,000,000 and $12,000,000. These notes were repaid in 1998 with the proceeds from the sale of the Chicago properties.

The affiliate notes bore interest at a variable rate based on the Chase prime rate and were payable on demand. Interest expense for the year ended December 31, 1998, with respect to the Notes was $1,160,124.

5. Mortgages Payable

As of December 31, 1999 and 1998, mortgages payable consist of the following:

                                                                         Balance             Balance
                                         Interest Rate                 Outstanding         Outstanding
                                          at December     Maturity     December 31,        December 31,
Description                                31, 1999         Date           1999                1998
----------------------------------------------------------------------------------------------------------
Apple Bank for Savings (1):
Mortgage loan in the amount of
  $8,000,000 with fixed interest
  payments collateralized by 1328
  Broadway Building N.Y., N.Y. (in
  which IPA has a 50% tenancy in
  common interest)                             8.5%      4/30/99      $4,000,000           $ 4,000,000
Chase Manhattan Bank (2):
Mortgage loans with variable interest
   rates collateralized by:
1440 Broadway, N.Y., N.Y.                       --        1/2/00              --           $12,203,503
261 Fifth Avenue, N.Y., N.Y.                    --        1/2/00              --               466,985
245 Fifth Avenue, N.Y., N.Y.                    --        1/2/00              --             7,177,000
                                                                      ------------------------------------
Total                                                                 $4,000,000           $23,847,488
                                                                      ====================================

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

5.   Mortgages Payable (continued)

     (1) The loan with Apple Bank for Savings ("Apple") matured on April 24, 1998. The loan was extended to April 30, 1999, at an interest rate of 8.5% per annum and was repaid on January 18, 2000 using the proceeds from the sale of IPA's undivided interest in the 1328 Broadway property (see Note 14).

     (2) IPA executed a Note Modification Agreement (the "Agreement") on April 25, 1996, with Chase Manhattan Bank ("Chase") whereby mortgage loans collateralized by five of IPA's properties; 1440 Broadway, NY, NY, 261 Fifth Avenue, NY, NY, 245 Fifth Avenue, NY, NY, One North Dearborn, Chicago, IL and One North LaSalle, Chicago, IL were generally modified to provide for: (a) an extension of the maturity date until January 2, 1997, at which time all outstanding principal and interest was due and payable, (b) interest based on LIBOR plus 2.25% or Prime plus .375% at IPA's option subject to certain limitations as defined in the Agreement, (c) cross default and cross collateralization provisions for the five properties, (d) IPA's guaranty of $6,000,000 of the outstanding principal balance, and (e) principal payments with respect to the mortgage loans of $3,000,000 during 1996.

            On March 28, 1997, a first modification to the Agreement was made between IPA and Chase which extended the maturity date of the loan to January 2, 1998, and provided for principal payments with respect to the mortgage loans of $3,000,000 during 1997.

            On March 23, 1998, a Second Modification to the Agreement was made between IPA and Chase, which extended the maturity date of the loan to January 2, 1999, and provided for principal payments with respect to the mortgage loans of $3,000,000 during 1998. In addition, upon the sale of its Chicago Properties in September, 1998, IPA repaid $16,847,488 of principal to obtain a release for the Chicago Properties.

            On January 2, 1999, a Third Modification to the Agreement was made between IPA and Chase, which extended the maturity date of the loan to January 2, 2000, and provided for principal payments with respect to the mortgage loans of $3,000,000 during 1999. Scheduled principal repayments aggregating $2,500,000 were made through September 15, 1999, with the entire remaining balance of the loan being repaid in December 1999 with proceeds from the sale of the Mojud, Midland and 1440 Broadway properties.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

6. Management of Properties

The properties are managed by Helmsley-Spear, Inc. Mr. Irving Schneider is co-chairman and Chief Operating Officer of Helmsley-Spear, Inc., and owns 50% of its outstanding stock. In addition to providing general property management services, Helmsley-Spear, Inc. locates tenants and negotiates leases for its properties. Management fees are based upon negotiated percentages of revenues for each property in the portfolio. Leasing commissions are based upon varying percentages of the annual rent paid by tenants obtained by Helmsley-Spear, Inc. Management fees and leasing commissions charged to IPA by Helmsley-Spear, Inc. aggregated $1,287,902 (1999), $1,969,571 (1998), and $2,098,318 (1997).
Additionally, IPA purchased some of its maintenance supplies and materials from Deco Supplies Co. ("Deco"), an affiliate of one of its partners. No purchases occurred in 1999 or 1998. Purchases of $61,000 were made in 1997.

Tenants' security deposits for certain properties are held by the managing agent principally in special bank accounts; interest thereon accrues principally for the benefit of the tenants.

7. Guaranteed Payments Due to Partners

The Limited Partnership Agreement requires that certain guaranteed payments be made to partners and deducted as expenses in determining net income. The General Partners and Special Limited Partners receive guaranteed payments equal to 8-3/4% per annum of their "Remaining Original Cash Contribution" ($1,160,000 at December 31, 1999, 1998, and 1997). In addition, the General Partners receive guaranteed payments equal to 1/2% of gross revenues, as defined and the Limited Partner receives $15,000 per annum.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

8. Allocations of Partnership Income

In accordance with the terms of the Limited Partnership Agreement, elements of income for financial reporting purposes were credited (but not distributed in cash) to the capital accounts of the partners through January 3, 1997, as follows (see Note 9 for the basis on which cash distributions are determined):

                                                                       Special
                                                       General         Limited            Limited
                                                       ------------------------------------------
A. Net income before items C, D, E and F below           1.5%            48.5%             50.0%
B. Net losses, before items below                      100.0%            --                  --
C. Depreciation and amortization of real estate:
       1.Equal to mortgage amortization (as
           defined)                                      1.5%            48.5%             50.0%
       2.Balance                                         3.0%            97.0%               --
D. Bond discount amortization                             --               --             100.0%
E. Gain on disposition of property:
       1.To the extent of the aggregate
           depreciation and amortization of such
           property included in C(2) above               3.0%            97.0%               --
       2.Balance                                         1.5%            48.5%             50.0%
F. Loss on disposition of property                     100.0%              --                --

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

8. Allocations of Partnership Income (continued)

Upon the death of Mr. Helmsley on January 4, 1997, and the conversion of his General Partner interest into a Special Limited Partner interest, the elements of income for financial reporting purposes are credited (but not distributed in cash) to the capital accounts of the partners as follows:

                                                                            Special
                                                            General         Limited          Limited
                                                            ----------------------------------------
     A. Net income before items C, D, E and F below           .55%           49.45%             50.0%
     B. Net losses, before items below                      36.67%           63.33%               --
     C. Depreciation and amortization of real estate:
            1.Equal to mortgage amortization (as
                defined)                                      .55%           49.45%             50.0%
            2.Balance                                         1.1%            98.9%               --
     D. Bond discount amortization                             --               --             100.0%
     E. Gain on disposition of property:
            1.To the extent of the aggregate
                depreciation and amortization of such
                property included in C(2) above               1.1%            98.9%               --
            2.Balance                                         .55%           49.45%             50.0%
     F. Loss on disposition of property                     36.67%           63.33%               --

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

In 1999, 1998 and 1997, Net Operating Revenues, as defined in the Limited Partnership Agreement, amounted to $12,606,987, $9,803,570, and $9,174,787, respectively. At December 31, 1999, 1998 and 1997, IPA accrued distributions amounting to $77,979,781 (of which $64,000,000 was payable to the holders of Participation Interests in respect of the sales proceeds of the Mojud, Midland, and 1440 Broadway properties), $10,884,318, and $9,847,784, respectively of which $71,030,725, $5,442,159, and $4,923,892, respectively, are distributable to the Holders of Participation Interests. An amount of $63,999,004 was distributed to the holders of Participation Interests in January 2000 in respect of the accrued distribution of net proceeds from the sales of the Mojud, Midland and 1440 Broadway properties and $13,898,110 was distributed on March 31, 2000 to the General Partners, Special Limited Partners and holders of Participation Interests in respect of the accrued distributions of 1999 Net Operating Revenue.

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

The amount of income for federal tax purposes for the years ended December 31, 1999, 1998 and 1997 was $150,375,301, $111,019,115, and $9,782,211,
respectively, as and compared with the net income of $150,779,832, $112,747,733, and $8,726,836, respectively, shown in the statements of income. A reconciliation of the differences between income as reflected in the

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

10. Income Taxes (continued)

accompanying statements of income and the amount of income for federal tax purposes is as follows:

                                                                  December 31,
                                                      1999            1998           1997
                                                ---------------------------------------------
Net income per statements of income             $150,779,832    $112,747,733       $8,726,856

Depreciation and amortization                        762,866         929,903        1,083,904

Gain on sale of property                              42,439      (1,233,105)              --

Loss on sale of property                                  --              --          (50,660)

Loss on abandonment of property                           --              --               --

Deferred rental income                            (1,082,359)     (1,045,707)              --

Other, net                                          (127,477)       (379,709)          22,111
                                                ---------------------------------------------
Income for federal tax purposes                 $150,375,301    $111,019,115       $9,782,211
                                                =============================================

11. Gross Revenue From Real Estate

IPA earns rental income under leases principally with commercial tenants located in its office buildings. Such leases generally provide for the tenant to pay minimum rentals plus, in certain instances, a portion of increases in real estate taxes, operating expenses and increases in the consumer price index based on lease escalation clauses. Office leases generally range from 5 years to 15 years and contain various renewal options. In addition, IPA earns rental income from retail stores. Such leases generally provide for minimum rentals plus percentage rentals based on the store sales. Retail store leases generally range from 1 to 5 years and contain various renewal options. All of the aforementioned leases are accounted for as operating leases. Included in Gross Revenues from Real Estate for the years ended 1999, 1998 and 1997, are $536,325, $956,247, and $1,089,301, respectively, representing revenue from escalations and percentage rentals, and for the year ended 1999, 1998 and 1997, approximately $17,000,
$1,400, and $256,000, respectively, received in connection with lease cancellations with former tenants.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

11. Gross Revenue From Real Estate (continued)

The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 1999, exclusive of amounts due as percentage rent, expense escalations or amounts that would be due from new leases or the exercise of renewal options under existing leases:

         Years ending December 31:
              2000                               $16,998,000
              2001                                13,739,000
              2002                                10,434,000
              2003                                 9,219,000
              2004                                 6,403,000
              Thereafter                          13,601,100
                                                 -----------
                 Total minimum future rentals    $70,394,000
                                                 ===========

12. Recently Issued Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). In June 1999, the FASB issued Statement No. 137, which deferred the effective date of Statement No. 133, requiring it to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt the Statement effective January 1, 2001. The Statement will require IPA to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. IPA does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)
13. Contingencies

IPA is involved in various legal matters and disputes arising in the normal course of operations, the ultimate outcome of which is not expected to have a material effect on the financial statements.

14. Subsequent Events

On January 18, 2000 IPA sold its 50% undivided interest in the 1328 Broadway property for a sales price of $43,500,000. In connection with this transaction, IPA recognized a gain of approximately $37,400,000. The sales proceeds were used to repay IPA's $4,000,000 share of the the outstanding principal balance of the Apple loan, sales commissions of $1,087,500 paid to an affiliate of one of the general partners and other closing costs of approximately $1,438,000. On January 18, 2000, IPA also declared a distribution of $37,000,000 to its partners using the proceeds from the sale of 1328 Broadway and the remaining proceeds from previous asset sales. An amount of $18,500,000 was paid to the General Partners and Special Limited Partners in January 2000 and $18,500,000 was paid to the holders of Participation Interests in February 2000.

On April 12, 2000, IPA announced that, subject to a variety of conditions, including additional due diligence by the buyer and definitive documentation with respect to finalizing sales prices and other relevant terms, it had agreed in principle to sell its 245 Fifth Avenue and 261 Fifth Avenue properties.

                        Investment Properties Associates
                        (A New York Limited Partnership)

             Schedule III - Real Estate and Accumulated Depreciation

                                    December 31, 1999

          Col. A               Col. B              Col. C               Col. D                           Col. E
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Gross Amount
                                           Initial Cost of Company                          at Which Carried Close of Period
                                          ------------------------- Improvements      -----------------------------------------
                                                      Buildings      Capitalized
                                                         and        Subsequent to                Buildings and
        Description         Encumbrances      Land   Improvements    Acquisition       Land       Improvements           Total
------------------------------------------------------------------------------------------------------------------------------
261 Fifth Avenue,
    Building
    New York, New York      $       --    $  987,731   $8,695,910   $ 8,184,257    $  987,731     $16,880,167      $17,867,898
 Marbridge Building,
    New York, New York (a)   4,000,000     2,765,881    1,877,196     1,291,573     2,765,881       3,168,769        5,934,650
 Edgewood and Bellway
    Shopping Centers,
    Houston, Texas                  --       447,893           --            --            --              --               --
 570 Broad Street Building
    Newark, New Jersey              --       502,032    5,937,404     1,560,175       502,032       7,379,663        7,881,695
 245 Fifth Avenue
    Building,
    New York, New York              --       679,520    2,080,700     6,205,497       679,520       8,286,197        8,965,717
                           ===================================================================================================
 Totals                    $ 4,000,000     5,383,057  $18,591,210   $17,241,502     4,935,164     $35,714,796      $40,649,960
                           ===================================================================================================

        Description             Col. F            Col. G             Col. H
 -------------------------------------------------------------------------------
                                                                  Life on which
                                                                 Depreciation in
                                                                  Latest Income
                             Accumulated         Date of          Statements is
                            Depreciation      Construction          Computed
261 Fifth Avenue,          -----------------------------------------------------
   Building
   New York, New York      $12,363,066            1928                24.3
Marbridge Building, New
   York, New York (a)        2,627,386            1907                19.3
Edgewood and Bellway
   Shopping Centers,
   Houston, Texas                   --            1957                24.3
570 Broad Street Building
   Newark, New Jersey        5,639,677            1962                34.3
245 Fifth Avenue
   Building,
   New York, New York        5,761,568            1923                24.3
                           -----------
Totals                     $26,391,697
                           ===========

(a) Amounts shown represent 50% of amounts applicable to a tenancy in common, in which IPA has an undivided one-half interest.

                        Investment Properties Associates
                        (A New York Limited Partnership)

(b) Reconciliation of "Real Estate and Accumulated Depreciation":

                                               Year ended December 31,
                                      ------------------------------------------
                                         1999           1998              1997
                                      ------------------------------------------
Investment in Real Estate
Balance at beginning of year          $68,589,793   $136,524,047   $138,214,361
Sale of real estate                   (29,311,368)   (67,998,324)    (2,606,881)
Improvements and additions              1,371,535      2,201,413      2,208,474
Fully depreciated assets written
  off during the year                          --     (2,137,343)    (1,291,907)
                                      -----------    -----------   ------------
Balance at end of year                $40,649,960   $ 68,589,793   $136,524,047
                                      ===========   ============   ============

Accumulated Depreciation
Balance at beginning of year          $44,261,629   $ 95,613,778   $ 95,710,079
Depreciation charged to costs
  and expenses                          1,974,245      2,781,850      3,349,946
Less amounts applicable to sale
  of real estate                      (19,844,177)   (51,996,656)    (2,154,340)
Less amounts applicable to fully
   depreciated assets written off
   during the year                             --     (2,137,343)    (1,291,907)
                                      -----------------------------------------
Balance at end of year                $26,391,697   $ 44,261,629   $ 95,613,778
                                      =========================================

The aggregate basis of real estate assets for Federal income tax purposes amounted to $44,822,622 (1999), $71,268,168 (1998), and $132,029,646 (1997).