Form 10-Q
period 2000-03-31
INVESTMENT PROPERTIES ASSOCIATES
filed 2000-06-23
CIK 52067

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 0-5537

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
             (Exact Name of registrant as specified in its charter)

A New York Limited Partnership                             13-2647723
------------------------------                 ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)

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

Yes__   No__

      820,000 Participation in Limited Partnership Interest.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                               Table of Contents
                               -----------------

                                      10Q

                                                                     Page Number
                                                                     -----------
PART I

Item 1
Balance Sheets                                                             3
Statement of Operations                                                    4
Statement of Cash Flows                                                    5
Notes to Financial Statements                                              6
Item 2                                                                     8
Item 3                                                                     9
Part II
Item 6                                                                    10

                                     EX-27

Exhibit 27 Table                                                          12

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                                 BALANCE SHEETS
                                 --------------

                                                      March 31, 2000     December 31, 1999
                                                      --------------     -----------------
                                                        (Unaudited)           (Note)
ASSETS
------

Real estate, at cost                                   $ 35,421,982       $ 41,215,769
 Less:  Accumulated depreciation and amortization        24,074,522         26,391,697
                                                       ------------       ------------
                                                         11,347,460       $ 14,824,072
 Less:  Allowance for loss on impairment of
        real estate                                         565,809            565,809
                                                       ------------       ------------
                                                         10,781,651         14,258,263
Cash and cash equivalents                                 3,498,542         79,770,013

Due from managing agent (Helmsley-Spear, Inc.)
  including tenants' security deposits of
  $1,513,718 (2000) and $1,963,001 (1999)                 6,743,285          2,858,418

Receivables, principally from rentals                       263,424            467,233

Other deferred charges including deferred
  leasing commissions                                     4,614,438          5,257,104
                                                       ------------       ------------
                                                       $ 25,901,340       $102,611,031
                                                       ============       ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------

Accounts payable                                       $    488,191       $    678,177
Accrued real estate taxes                                 1,483,011          1,480,861
Accrued interest                                                                29,278
Distributions payable to General Partners,
  Special Limited Partners and Limited Partners           1,347,420         77,979,781
Sundry liabilities and other accrued expenses               879,351          1,142,546
Mortgages payable                                                --          4,000,000
Deposits and rents received in advance                    1,542,465          1,696,853
                                                       ------------       ------------
                                                          5,740,438         87,007,496
                                                       ------------       ------------

Partners' Capital (Deficiency):

  General Partners                                       (2,653,845)        (2,683,508)
  Special Limited Partners                              (10,976,840)       (13,643,808)
  Limited Partners (represented by the equivalent
   of 820,000 Participation Interest)                    33,791,587         31,930,851
                                                       ------------       ------------
                                                         20,160,902         15,603,535
                                                       ------------       ------------

                                                       $ 25,901,340       $102,611,031
                                                       ============       ============

Note: The balance sheets at December 31, 1999 has been derived from the audited financial statements at that date.

See notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                        STATEMENT OF OPERATIONS UNAUDITED
                        ---------------------------------


                                                         March 31, 2000   March 31, 1999
                                                         --------------   --------------

Revenues:
---------
Gross revenues from real estate                           $ 4,057,422      $7,894,118
Interest                                                      472,616         164,811
                                                          -----------      ----------
                                                            4,530,038       8,058,929
                                                          -----------      ----------
Expenses:
---------

Real Estate taxes                                             431,170       1,209,774
Interest on mortgages                                          43,584         445,885
Other expenses                                              1,621,638       2,456,928
Depreciation and amortization of real estate                  313,832         462,046
Amortization of mortgage refinancing costs                         --           1,593
                                                          -----------      ----------
                                                            2,410,224       4,576,226
                                                          -----------      ----------

Income before items shown below                             2,119,814       3,482,703
Gain on sale of real estate                                37,489,074              --
                                                          -----------      ----------
                                                           39,608,888       3,482,703
                                                          -----------      ----------

Payments required under the Limited
  Partnership Agreement:
  To the Limited Partners                                       3,750           3,750
  To the General and Special Limited Partners                  47,875          63,486
                                                          -----------      ----------
                                                               51,625          67,236
                                                          -----------      ----------
Net income transferred to Partners' Capital Accounts      $39,557,263      $3,415,467
                                                          ===========      ==========

Net income allocable as follows (based on terms
  of the Limited Partnership Agreement):
  General Partners                                        $   233,163      $   51,232
  Special Limited Partners                                 20,963,468       1,656,501
  Limited Partners (represented by the equivalent of
  820,000 Participation Interests - unchanged
  during the periods)                                      18,360,632       1,707,734
                                                          -----------      ----------
                                                          $39,557,263      $3,415,467
                                                          ===========      ==========

Per Participation Interest:
  Net Income                                              $   22.3910      $   2.0826
                                                          ===========      ==========


See notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)
                        --------------------------------

                       STATEMENT OF CASH FLOWS (UNAUDITED)
                       ----------------------------------

          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
          ------------------------------------------------------------

                                                                   2000                1999
                                                                   ----                ----

OPERATING ACTIVITIES:
  Net income                                                  $  39,557,263       $  3,415,467
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization of real estate                      313,832            462,046
   Amortization of mortgage refinancing costs                            --              1,593
   Gain on Sale of Real Estate                                  (37,489,074)                --
   Amortization of deferred leasing commissions                     120,098            196,397
   Changes in operating assets and liabilities:
   (Increase) Decrease in due from managing agent                (3,884,867)            64,188
     Decrease in receivables                                        203,809              2,972
   (Increase) in deferred rent receivable                                --           (269,056)
     Decrease (Increase) in other deferred charges                  288,653           (258,588)
   (Decrease) in accounts payable                                  (189,986)           (87,130)
   Increase (Decrease) in accrued real estate tax                     2,150         (1,498,816)
   (Decrease) in accrued interest                                        --             (2,640)
   (Decrease) Increase in sundry and other
    accrued expenses                                               (263,195)           265,677
   (Decrease) in deposits and rents
    received in advance                                            (154,388)          (166,753)
                                                              -------------       ------------
     Net Cash (Used) Provided by Operating Activities            (1,495,705)         2,125,357
                                                              -------------       ------------

INVESTING ACTIVITIES:
  Property improvements                                            (137,966)          (664,856)
  Net Proceeds From Sale of Real Estate                          40,994,457
                                                              -------------       ------------
     Net Cash (Used in) Provided by Investing Activities         40,856,491           (664,856)
                                                              -------------       ------------

FINANCING ACTIVITIES:
  Distributions of net operating revenues and proceeds
   from sale of Real Estate to General Partners, Special
   Limited Partners and Limited Partners                       (111,632,257)       (10,102,642)
  Principal payments on mortgage payable                         (4,000,000)        (1,000,000)
                                                              -------------       ------------

     Net Cash Used in
       Financing Activities                                    (115,632,257)       (11,102,642)
                                                              -------------       ------------
       (Decrease) in Cash and Cash Equivalents                  (76,271,471)        (9,642,141)

  Cash and Cash Equivalents at Beginning of Year                 79,770,013         13,831,031
                                                              -------------       ------------

  Cash and Cash Equivalents at March 31                       $   3,498,542       $  4,188,890
                                                              -------------       ------------

  Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                     $      14,306       $    448,525
                                                              =============       ============

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

NOTE 1
------

      As permitted by the Securities and Exchange Commission, the accompanying Unaudited Financial Statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

NOTE 2
------

      In the opinion of the Company, the accompanying Unaudited Financial Statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999.

NOTE 3
------

      The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 4 - Taxes
--------------

      The net income for Federal income tax purposes is $39,197,958 (March 31, 2000) and $3,122,954 (March 31, 1999) as compared with net income of $39,557,263 and $3,415,467 respectively, as shown in the statement of operations. The differences result principally from (a) rents received in advance and recognized currently for income tax purposes, and (b) differences in depreciation expense resulting from differences in the basis of real estate for tax and financial reporting purposes.

NOTE 5 - Sale of Marbridge Building
-----------------------------------

      On January 18, 2000 IPA sold its 50% undivided interest in the 1328 Broadway property for a sales price of $43,500,000. In connection with this transaction, IPA recognized a gain of approximately $37,400,000. The sales proceeds were used to repay IPA's $4,000,000 share of the outstanding principal balance of the loan payable to Apple Bank, sales commissions of $1,087,500 paid to an affiliate of one of the general partners and other closing costs of approximately $1,438,000. On January 18, 2000, IPA also declared a distribution of $37,000,000 to its partners using the proceeds from the sale of 1328 Broadway and the remaining proceeds from previous asset sales. An amount of $18,500,000 was paid to the General Partners and Special Limited Partners in January 2000 and $18,500,000 was paid to the holders of Participation Interests in February 2000. In connection with this transaction, IPA recognized a gain on sale of approximately $37,035,455 for Federal income tax purposes as compared with $37,489,074 for financial statement purposes.

NOTE 6 - Subsequent Event
-------------------------

      On May 8, 2000 IPA sold 245 Fifth Avenue and 261 Fifth Avenue properties for $135,000,000. The sales proceeds were used to first pay closing costs and other commitments, aggregating approximately $15,000,000. On June 14, 2000, IPA made a special distribution to holders of record of its participations of partnership interests as of the close of business on May 31, 2000. The distribution totaled $120 million at a rate of $73.17 per participation interest.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Gross revenue from rentals for 2000 decreased approximately 48.60% as compared to 1999. The decrease was primarily due to the sale of 1440 Broadway and Mojud Building.

The increase in interest income was due to the proceeds received form the sale of properties invested in Commercial Paper.

The decrease in Real Estate Taxes and other expenses in 2000 as compared to 1999 is principally attributable to the sale of 1440 Broadway, Mojud Building and Midland Building.

The decrease in interest expense was due to the repayment of mortgage principal balance.

The decrease in depreciation and amortization of real estate was due to the sale of 1440 Broadway, Mojud Building and Midland Building.

Liquidity and Capital Resources - IPA's cash generated from operations plus its proceeds from the sale of properties provide it with the resources needed to meet its anticipated obligations including operating expenses and required distributions to partners.

The remaining properties owned by IPA are 570 Broad Street, Newark, New Jersey and two pieces of unimproved land in Houston, Texas. IPA will continue to explore the possible sale of these properties but there can be no assurances that any such sale will be concluded.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

      Upon the repayment of all of its variable rate mortgage indebtedness in December 1999, Registrant had significantly reduced its exposure to interest rate risk, and, at that time, Registrant's sole interest bearing indebtedness related to its obligation for one-half of the $8 million mortgage payable to Apple Bank which bears interest at a fixed rate of 8 1/2 percent. Registrant repaid its $4 million share of such obligation on January 18, 2000 using the proceeds from the sale of its 50% tenancy in common interest of the 1328 Broadway property which secured such indebtedness. Should Registrant elect to refinance any of its remaining properties, Registrant would seek to manage its interest rate risk through the use of fixed rate debt or interest rate derivatives in conjunction with variable rate debt. Registrant believes that it can refinance its properties at commercially reasonable rates, although there can be no assurances in this regard.

                        Exhibits and Reports on Form 8-K
                        --------------------------------


(i) On May 10, 2000, Registrant filed a Current Report on Form 8-K relating to the completion of the sale of 245 Fifth Avenue and 261 Fifth Avenue, New York, N.Y. for $135,000,000.

(ii) On April 25, 2000, Registrant filed a Current Report on Form 8-K relating to the contract to sell 245 Fifth Avenue and 261 Fifth Avenue, New York, New York for $135,000,000.

(iii) On April 13, 2000, Registrant filed a Current Report on Form 8-K relating to its intention to sell 245 Fifth Avenue and 261 Fifth Avenue, New York, New York.

(iv) On February 15, 2000, Registrant filed a Current Report on Form 8-K relating to the sale of 1440 Broadway, New York, New York for $152,000,000.

(v) On January 21, 2000, Registrant filed a Current Report on Form 8-K relating to the sale of 1328 Broadway, New York, New York for $43,500,000.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INVESTMENT PROPERTIES ASSOCIATES
                                        ---------------------------------


                                        By: /s/ Irving Schneider
                                            ----------------------------------
                                            Irving Schneider
                                            General and Special Limited Partner

     Dated: June 23, 2000