Form 10-Q
period 2000-06-30
INVESTMENT PROPERTIES ASSOCIATES
filed 2000-10-13
CIK 52067

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 0-5537

                        INVESTMENT PROPERTIES ASSOCIATES
             (Exact Name of Registrant as specified in its charter)

A New York Limited  Partnership                            13-2647723
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)

                     60 East 42nd Street, New York, New York
                    (Address of principal executive offices)

                                      10165
                                   (Zip Code)

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

Yes |_|      No |_|

      820,000 Participation in Limited Partnership Interest.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                      INDEX

                                                                     Page Number
                                                                     -----------

Item 1:  Financial Statements
-------  --------------------

         Balance Sheets                                                   3

         Statements of Operations                                         4

         Statements of Cash Flows                                         5

         Notes to Unaudited Financial Statements                          6

Item 2:  Management's Discussion and Analysis
-------  Of Financial Condition and
         Results of Operations                                            7

Item 3:  Quantitative and Qualitative
-------  Disclosures about Market Risk                                    8

PART II

Item 6:  Exhibits and Reports on Form 8-K                                 9
-------

         Signatures                                                      10
         ----------

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                 BALANCE SHEETS

                    AS AT JUNE 30, 2000 AND DECEMBER 31, 1999

                                              June 30, 2000    December 31, 1999
                                              -------------    -----------------
ASSETS                                         (Unaudited)          (Note)

Real estate, at cost                          $   8,481,240     $  41,215,769
  Less: Accumulated depreciation
    and amortization                              5,759,015        26,391,697
                                              -------------     -------------
                                                  2,722,225        14,824,072
  Less: Allowance for loss on
    impairment of real estate                       565,809           565,809
                                              -------------     -------------
                                                  2,156,416        14,258,263
Cash and cash equivalents                        11,355,394        79,770,013
Due from managing agent (Helmsley-Spear,
  Inc.) including tenants' security
  deposits of $1,513,718 (2000) and
  $1,963,001 (1999)                               2,119,100         2,858,418
Receivables, principally from rentals               105,239           467,233
Other deferred charges including
  deferred leasing commissions                    3,358,254         5,257,104
                                              -------------     -------------
                                              $  19,094,403     $ 102,611,031
                                              =============     =============
LIABILITIES AND PARTNERS' CAPITAL
  (DEFICIENCY)
Accounts payable                              $     319,721     $     678,177
Accrued real estate taxes                         1,485,161         1,480,861
Accrued interest                                      --               29,278
Distributions payable to General
  Partners, Special Limited
  Partners and Limited Partners                   2,007,313        77,979,781
Sundry liabilities and other
  accrued expenses                                  507,034         1,142,546
Mortgages payable                                     --            4,000,000
Deposits and rents received
  in advance                                      1,513,718         1,696,853
                                              -------------     -------------
                                                  5,832,947        87,007,496
                                              =============     =============
Partners' Capital (Deficiency):

  General Partners                               (2,639,696)       (2,683,508)
  Special Limited Partners                       (9,704,660)      (13,643,808)
  Limited Partners (represented by
    the equivalent of 820,000
    Participation Interests)                     25,605,812        31,930,851
                                              -------------     -------------
                                                 13,261,456        15,603,535
                                              -------------     -------------
                                              $  19,094,403     $ 102,611,031
                                              =============     =============

Note: The balance sheets at December 31, 1999 have been derived from the audited financial statements at that date.

See notes to financial statements

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  For the six months ended            For the three months ended
                                                                  ------------------------            --------------------------
                                                              June 30, 2000      June 30, 1999      June 30, 2000      June 30, 1999
                                                              -------------      -------------      -------------      -------------
Revenues:
---------
Gross revenues from real estate                                $  5,854,474       $ 15,743,510       $  1,797,052       $  7,849,392
Interest                                                            953,677            273,184            481,061            108,373
                                                               ------------       ------------       ------------       ------------
                                                                  6,808,151         16,016,694          2,278,113          7,957,765
                                                               ------------       ------------       ------------       ------------
Expenses:
---------
Real estate taxes                                                   641,737          2,375,592            210,567          1,165,818
Interest on mortgages                                                43,584            877,081              --               431,196
Other expenses                                                    2,309,974          4,878,407            688,336          2,421,479
Depreciation and amortization of real estate                        477,149            918,689            163,317            456,643
Amortization of mortgage refinancing costs                            --                 1,593              --                 --
                                                               ------------       ------------       ------------       ------------
                                                                  3,472,444          9,051,362          1,062,220          4,475,136
                                                               ============       ============       ============       ============
Income before items shown below                                   3,335,707          6,965,332          1,215,893          3,482,629
Gain on sale of real estate                                     151,381,339          5,621,956        113,892,265          5,621,956
                                                               ------------       ------------       ------------       ------------
Income before guaranteed payments required under the
Limited Partnership Agreement                                   154,717,046         12,587,288        115,108,158          9,104,585
                                                               ------------       ------------       ------------       ------------
Guaranteed Payments required under the Limited
Partnership Agreement:
To the Limited Partner                                                3,750              7,500              --                 3,750
To the General and Special Limited Partners                          55,375            126,972              7,500             63,486
                                                               ------------       ------------       ------------       ------------
                                                                     59,125            134,472              7,500             67,236
                                                               ------------       ------------       ------------       ------------
Net income transferred to Partners' Capital
Account                                                        $154,657,921       $ 12,452,816       $115,100,658       $  9,037,349
                                                               ============       ============       ============       ============
Net income allocable as follows (based on
terms of the Limited Partnership Agreement):
General Partners                                               $    907,312       $    186,792       $    674,149       $    135,560
Special Limited Partners                                         81,575,648          6,039,616         60,612,180          4,383,115
Limited Partner (represented by the equivalent
of 820,000 Participation Interests - unchanged
during the periods)                                              72,174,961          6,226,408         53,814,329          4,518,674
                                                               ------------       ------------       ------------       ------------
                                                               $154,657,921       $ 12,452,816       $115,100,658       $  9,037,349
                                                               ============       ============       ============       ============
Per Participation Interest:
Net income                                                     $    88.0182       $     7.5932       $    65.6272       $     5.5106
                                                               ============       ============       ============       ============

See Notes to Financial Statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

            For The Six Months Ended June 30, 2000 And June 30, 1999

                                                     2000              1999
                                                     ----              ----
OPERATING ACTIVITIES:
Net Income                                      $ 154,657,921     $  12,452,816

Adjustments to reconcile net
income to net cash provided by
operating activities:

  Depreciation and amortization
  of real estate                                      477,149           918,689

  Gain on sale of real estate                    (151,381,339)       (5,621,956)
  Amortization of deferred leasing
  commissions                                         183,703           399,546
  Changes in operating assets and
  liabilities:
    Decrease (increase) in due
    from managing agent                               739,318        (2,159,929)
    Decrease (increase) in receivables                361,994          (486,981)
    (Increase) in other deferred charges             (635,735)         (779,374)
    (Decrease) in accounts payable                   (358,456)          (94,617)
    Increase (decrease) in accrued real
    estate tax                                          4,300        (1,492,449)
    (Decrease) in accrued interest                    (29,278)          (14,893)
    (Decrease) in sundry and other
    accrued expenses                                 (635,512)       (1,266,041)
    (Decrease) in deposits and rents
    received in advance                              (183,135)         (164,716)
                                                -------------     -------------
      Net cash provided by operating
      activities                                    3,200,930         1,690,095
                                                -------------     -------------
INVESTING ACTIVITIES:
  Property improvements                              (595,997)         (924,684)
  Net proceeds from sale of real
  estate                                          165,952,915         6,140,675
                                                -------------     -------------
      Net cash provided by investing
      activities                                  165,356,918         5,215,991
                                                -------------     -------------
FINANCING ACTIVITIES:
  Distributions to General Partners,
  Special Limited Partners and
  Limited Partners                               (232,972,467)      (10,802,646)
  Principal payments on mortgage
  payable                                          (4,000,000)       (2,000,000)
                                                -------------     -------------
      Net cash (used in) financing
      activities                                 (236,972,467)      (12,802,646)
                                                -------------     -------------
      Decrease in cash and cash
      equivalents                                 (68,414,619)       (5,896,560)

  Cash and cash equivalents at
  beginning of period                              79,770,013        13,831,031
                                                -------------     -------------
  Cash and cash equivalents at
  end of period                                 $  11,355,394     $   7,934,471
                                                =============     =============

  Supplemental disclosure of cash
  flow information:
      Cash paid during the period for
      interest                                  $      72,862     $     891,974
                                                =============     =============

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1
------

      As permitted by the Securities and Exchange Commission, the accompanying Unaudited Financial Statements and footnotes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

NOTE 2
------

      In the opinion of the Company, the accompanying Unaudited Financial Statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 2000 and 1999, and the results of operations for the three and six months then ended. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - Taxes
--------------

      The net income for Federal income tax purposes is  $147,352,691  (June 30,
2000) and $12,026,369 (June 30, 1999) as compared with net income of $154,657,921 and $12,452,816 respectively, as shown in the statement of operations. The differences result principally from (a) rents received in advance and recognized currently for income tax purposes, and (b) differences in depreciation expense and gain on sales of properties resulting from differences in the basis of real estate for tax and financial reporting purposes.

NOTE 4 - Sale of Properties
---------------------------

      On February 18, 2000, IPA sold its 50% undivided interest in the 1328 Broadway property for a sales price of $43,500,000. In connection with this transaction, IPA recognized a gain of approximately $36,930,406. The sales proceeds were used to repay IAP's $4,000,000 share of the outstanding principal balance of the Apple loan, sales commissions of $1,646,168 paid to an affiliate of one of the general partners and other closing costs of approximately $1,418,043. On January 18, 2000, IPA also declared a distribution of $37,000,000 to its partners using the proceeds from the sale of 1328 Broadway and the remaining proceeds from previous asset sales. An amount of $18,500,000 was paid to the General Partners and Special Limited Partners in January, 2000 and $18,500,000 was paid to the holders of Participation Interests in February, 2000.

      On May 8, 2000, IPA sold the 261 Fifth Avenue and 245 Fifth Avenue properties for $135,000,000. The sales proceeds were used to pay sales commissions of $5,107,832 paid to an affiliate of one of the General Partners, closing costs of $4,375,042 and distributions of $120,000,000 to the General Partners, Special Limited Partners and Limited Partners. In connection with this transaction, IPA recognized a gain of approximately $114,450,933.

      As a result of these sales, IPA's remaining properties consist of unimproved land at Edgewood Shopping Center and Bellway Shopping Center, both in Houston, Texas, and an office building located at 570 Broad Street, Newark, New Jersey, which is currently vacant.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Gross revenue from rentals for 2000 decreased approximately 62.81% as compared to 1999. The decrease was primarily due to the sale of the five New York properties.

The increase in interest income was due to the proceeds received from the sale of properties invested in Commercial Paper.

The decrease in Real Estate Taxes and other expenses in 2000 as compared to 1999 is principally attributable to the sale of the five New York properties.

The decrease in interest expense was due to the repayment of mortgage principal balance.

The decrease in depreciation and amortization of real estate was due to the sale of the five New York Properties and Midland Building.

Liquidity and Capital Resources -- IPA's cash generated from operations and from the sale of properties provide it with the resources needed to meet its anticipated obligations including operating expenses and required distributions to partners.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

      Upon the repayment in January, 2000 of its sole remaining interest bearing indebtedness (related to its obligation for one-half of the $8 million mortgage payable to Apple Bank which bore interest at a fixed rate of 8 1/2 percent), Registrant had significantly reduced its exposure to interest rate risk. Should Registrant elect to refinance any of its remaining properties, Registrant would seek to manage its interest rate risk through the use of fixed rate debt or interest rate derivatives in conjunction with variable rate debt. Registrant believes that it can refinance its properties at commercially reasonable rates, although there can be no assurances in this regard.

                        Exhibits and Reports on Form 8-K

      (i) On May 10, 2000, Registrant filed a Current Report on Form 8-K relating to the completion of the sale of 245 Fifth Avenue and 261 Fifth Avenue, New York, N.Y. for $135,000,000

      (ii) On April 25, 2000, Registrant filed a Current Report on Form 8-K relating to the contract to sell 245 Fifth Avenue and 261 Fifth Avenue, New York, New York for $135,000,000.

      (iii) On April 13, 2000, Registrant filed a Current Report on Form 8-K relating to its intention to sell 245 Fifth Avenue and 261 Fifth Avenue, New York, New York.

      (iv) On February 15, 2000 Registrant filed a Current Report on Form 8-K relating to the sale of 1440 Broadway, New York, New York, for $152,000,000

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

                                       INVESTMENT PROPERTIES ASSOCIATES
                                       --------------------------------

                                       By: /s/ Irving Schneider
                                           -------------------------------------
                                           Irving Schneider
                                           General and Special Limited Partner

Dated: October 13, 2000