Form 10-Q
period 2000-09-30
INVESTMENT PROPERTIES ASSOCIATES
filed 2001-01-23
CIK 52067

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 0-5537

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
             (Exact Name of registrant as specified in its charter)

A New York Limited Partnership                            13-2647723
------------------------------                            ----------
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

Yes______         No_______

             820,000 Participation in Limited Partnership Interest.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                                    I N D E X
                                    ---------

                                                                     Page Number
                                                                     -----------

Item 1: Financial Statements

      Balance Sheets                                                      3

      Statements of Operations                                            4

      Statements of Cash Flows                                            5

      Notes to Financial Statements                                       6

Item  2: Management's Discussion and Analysis
         Of Financial Condition and Results of
     `   Operations.                                                      8

Item  3: Quantitative and Qualitative Disclosures about Market Risk       9

PART II

Item 6: Exhibit and Reports on Form 8-K                                   10

      Signatures                                                          11

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                                 BALANCE SHEETS
                                 --------------

                 AS AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                   September 30, 2000        December 31, 1999
                                                                   ------------------        -----------------
                                                                      (Unaudited)                  (Note)
ASSETS
------
Real estate, at cost                                                 $   8,481,240              $  41,215,769
  Less:  Accumulated depreciation and amortization                       5,818,684                 26,391,697
                                                                     -------------              -------------
                                                                         2,662,556                 14,824,072
  Less:  Allowance for loss on impairment of
           real estate                                                     565,809                    565,809
                                                                     -------------              -------------
                                                                         2,096,747                 14,258,263
Cash and cash equivalents                                                9,295,048                 79,770,013
Due from managing agent (Helmsley-Spear, Inc.)
  including tenants' security deposits of
  $1,963,001 (1999)                                                        621,117                  2,858,418
Receivables, principally from rentals                                      105,240                    467,233
Other assets including deferred
  leasing commissions                                                    2,441,768                  5,257,104
                                                                     -------------              -------------
                                                                     $  14,559,920              $ 102,611,031
                                                                     =============              =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------

Accounts payable                                                     $     202,556              $     678,177
Accrued real estate taxes                                                1,571,392                  1,480,861
Accrued interest                                                                --                     29,278
Distributions payable to General Partners,
  Special Limited Partners and Limited Partners                                 --                 77,979,781
Sundry liabilities and other accrued expenses                              493,862                  1,142,546
Mortgages payable                                                               --                  4,000,000
Deposits and rents received in advance                                          --                  1,696,853
                                                                     -------------              -------------
                                                                         2,267,810                 87,007,496
                                                                     -------------              -------------

Partners' Capital (Deficiency):

  General Partners                                                      (2,645,027)                (2,683,508)
  Special Limited Partners                                             (10,184,002)               (13,643,808)
  Limited Partners (represented by the equivalent
    of 820,000 Participation Interest)                                  25,121,139                 31,930,851
                                                                     -------------              -------------
                                                                        12,292,110                 15,603,535
                                                                     -------------              -------------
                                                                     $  14,559,920              $ 102,611,031
                                                                     =============              =============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See notes to financial statements

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                  FOR THE NINE MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                                  -------------------------           --------------------------
                                                              SEPT. 30, 2000    SEPT. 30, 1999     SEPT. 30, 2000     SEPT. 30, 1999
                                                              --------------    --------------     --------------     --------------
Revenues:
---------
 Gross revenues from real estate                               $  5,726,371      $ 24,063,487       $   (128,103)      $  8,319,977
  Interest                                                        1,114,994           415,780            161,317            142,596
                                                               ------------      ------------       ------------       ------------
                                                                  6,841,365        24,479,267             33,214          8,462,573
                                                               ------------      ------------       ------------       ------------
Expenses:
---------
Real Estate Taxes                                                   460,353         3,570,645           (181,384)         1,195,053
Interest on mortgages                                                43,584         1,302,097                 --            425,016
Other Expenses                                                    2,549,095         7,331,350            239,121          2,452,943
Depreciation and amortization of real estate                        536,818         1,374,248             59,669            455,559
Amortizaton of mortgage refinancing costs                                --             1,593                 --                 --
                                                               ------------      ------------       ------------       ------------
                                                                  3,589,850        13,579,933            117,406          4,528,571
                                                               ------------      ------------       ------------       ------------

Income (loss) before items shown below                            3,251,515        10,899,334            (84,192)         3,934,002
Gain (loss) on Sale of Real Estate                              150,500,239         5,995,855           (881,100)           373,899
                                                               ------------      ------------       ------------       ------------
                                                                153,751,754        16,895,189           (965,292)         4,307,901
                                                               ------------      ------------       ------------       ------------
Guaranteed payments required under the
  Limited Partnership Agreement:
  To the Limited Partner                                              3,750            11,250                 --              3,750
  To the General and Special Limited Partners                        59,429           193,699              4,054             66,727
                                                               ------------      ------------       ------------       ------------
                                                                     63,179           204,949              4,054             70,477
                                                               ------------      ------------       ------------       ------------
Net income (loss) transferred to Partners'
  Capital Accounts                                             $153,688,575      $ 16,690,240       $   (969,346)      $  4,237,424
                                                               ============      ============       ============       ============
Net Income (loss) allocable as follows (based on
  terms of the Limited Partnership Agreement):
  General Partners                                             $    901,981      $     96,235       $     (5,331)      $     23,306
  Special Limited Partners                                       81,096,306         8,652,385           (479,342)         2,095,406
  Limited Partner (represented by the equivalent
  of 820,000 Participation Interests - unchanged
  during the periods)                                            71,690,288         7,941,620           (484,673)         2,118,712
                                                               ------------      ------------       ------------       ------------
                                                               $153,688,575      $ 16,690,240       $   (969,346)      $  4,237,424
                                                               ============      ============       ============       ============
Per Participation Interest:
Net Income (Loss)                                              $    87.4272      $     9.6849       $    (0.5911)      $     2.5838
                                                               ============      ============       ============       ============

See Notes to Financial Statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                                    UNAUDITED
                            STATEMENTS OF CASH FLOWS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
       -------------------------------------------------------------------

                                                                                2000                      1999
                                                                                ----                      ----
OPERATING ACTIVITIES:
  Net Income                                                                $ 153,688,575            $  16,690,240
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization of real estate                                 536,818                1,374,248
     Amortization of mortgage refinancing costs                                        --                    1,593
     Gain on Sale of Real Estate                                             (150,500,239)              (5,995,855)
     Amortization of deferred leasing commissions                                 232,161                  615,816
     Changes in operating assets and liabilities:

       Decrease (Increase) in due from managing agent                           2,237,301                 (526,175)
       Decrease (Increase) in receivables                                         361,993                 (777,200)
       Decrease (Increase) in other assets                                        232,294                 (112,663)
       (Decrease) in accounts payable                                            (475,621)                (251,300)
       Increase (Decrease) in accrued real estate tax                              90,531               (1,495,852)
       (Decrease) in accrued interest                                             (29,278)                 (15,687)
       (Decrease) in sundry and other accrued expenses                           (648,684)              (1,189,447)
       (Decrease) in deposits and rents received in advance                    (1,696,853)                 (77,253)
                                                                            -------------            -------------

          Net Cash Provided By Operating Activities                             4,028,998                8,240,465
                                                                            -------------            -------------

INVESTING ACTIVITIES:
  Property improvements                                                        (1,477,097)              (1,179,000)
  Net Proceeds From Sale of Real Estate                                       165,952,915                6,396,658
                                                                            -------------            -------------
          Net Cash Provided by Investing Activities                           164,475,818                5,217,658
                                                                            -------------            -------------

FINANCING ACTIVITIES:
  Distributions of net operating revenues to General
    Partners, Special Limited Partners and Limited Partners                  (234,979,781)             (10,802,647)
  Principal payments on mortgage payable                                       (4,000,000)              (2,500,000)
                                                                            -------------            -------------

          Net Cash (Used in) Financing Activities                            (238,979,781)             (13,302,647)
                                                                            -------------            -------------

(Decrease) Increase in Cash and Cash Equivalents                              (70,474,965)                 155,476

Cash and Cash Equivalents at Beginning of Period                               79,770,013               13,831,031
                                                                            -------------            -------------

Cash and Cash Equivalents at End of Period                                  $   9,295,048            $  13,986,507
                                                                            =============            =============
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                   $      72,862            $   1,317,784
                                                                            =============            =============

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

NOTE 2

      In the opinion of the Company, the accompanying Unaudited Financial Statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 2000 and 1999, and the results of operations for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - Taxes

      The net income for Federal income tax purposes is $146,390,123 (September 30, 2000) and $15,036,837 (September 30, 1999) as compared with net income of $153,688,575 and $16,690,240, respectively, as shown in the statement of operations. The differences result principally from (a) rents received in advance and recognized currently for income tax purposes, and (b) differences in depreciation expense and gains on sale of real estate attributable to differences in the basis of real estate and depreciation method for tax and financial reporting purposes.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - Sale of Properties

      On January 18, 2000, IPA sold its 50% undivided interest in the 1328 Broadway property for a sales price of $43,500,000. In connection with this transaction, IPA recognized a gain of approximately $36,930,000. The sales proceeds were used to repay IPA'S $4,000,000 share of the outstanding principal balance of a first mortgage loan that encumbered its interest, sales commissions of $1,646,168 paid to an affiliate of one of the general partners and other closing costs of $1,418,043. On January 18, 2000, IPA also declared a distribution of $37,000,000 to its partners using the proceeds from the sale of 1328 Broadway and the remaining proceeds from previous asset sales. An amount of $18,500,000 was paid to the General Partners and Special Limited Partners in January 2000 and $18,500,000 was paid to the holders of Participation interests in February 2000.

      On May 8, 2000, IPA sold the 261 Fifth Avenue and 245 Fifth Avenue properties for $135,000,000. The sales proceeds were used to pay sales commission of $5,107,832 paid to an affiliate of one of the General Partners, closing costs of $4,375,042 and distributions of $120,000,000 to the General Partners, Special Limited Partners and Limited Partners. In connection with this transaction, IPA recognized a gain of approximately $114,451,000.

      As a result of these sales, IPA's remaining properties consist of unimproved land at Edgewood Shopping Center and Bellway Shopping Center, both in Houston, Texas, and an office building located at 570 Broad Street, Newark, New Jersey, with is currently vacant.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross revenue from real estate for 2000 decreased approximately 76.20% as compared to 1999. The decrease was due to the sale of the five New York properties

The increase in interest income was due to the proceeds received from the sale of properties that was invested in Commercial Paper.

The decrease in Real Estate Taxes and other expenses in 2000 as compared to 1999 is principally attributable to the sale of the five New York properties, and the receipt in 2000 of a real estate tax refund relating to the Chicago Properties which had been sold in 1998.

The decrease in interest expense was due to the repayment of mortgage principal balance.

The decrease in depreciation and amortization of real estate was due to the sale of the five New York Properties and Midland Building.

Liquidity and Capital Resources - IPA's cash generated from operations and from the sale of properties provide it with the resources needed to meet its anticipated obligations including operating expenses and required distributions to partners.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                 Quantitative and Qualitative Disclosures About
                                  Market Risk.

      Upon the repayment in January, 2000 of its sole remaining interest bearing indebtedness (related to its obligation for one-half of the $8 million mortgage payable relating to the 1328 Broadway property which bore interest at a fixed rate of 8 1/2 percent), Registrant had significantly reduced its exposure to interest rate risk. Should Registrant elect to refinance any of its remaining properties. Registrant would seek to manage its interest rate risk through the use of fixed rate debt or interest rate derivatives in conjunction with variable rate debt. Registrant believes that it can refinance its properties at commercially reasonable rates, although there can be no assurances in this regard.

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

                                    INVESTMENT PROPERTIES ASSOCIATES

                                    By: /s/ Irving Schneider
                                        ---------------------------------------
                                            Irving Schneider
                                            General and Special Limited Partner

Dated: January 23, 2001