Form 10-K
period 2000-12-31
INVESTMENT PROPERTIES ASSOCIATES
filed 2001-04-12
CIK 52067

CONFORMED COPY

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                         Commission File Number: 0-5537

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
             (Exact Name of Registrant as specified in its charter)

    A New York Limited Partnership                           13-2647723
   -------------------------------                      ------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant -- Not applicable.

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

     At December 31, 2000, Registrant owned fee titles to one commercial property in Newark, New Jersey and two unimproved real properties in Houston, Texas (collectively, the "Properties"). During 2000, Registrant sold three of its properties.

     On January 18, 2000, Registrant sold its 50% undivided interest in the Marbridge Building, located at 1328 Broadway, in New York, New York for a sales price of $43,500,000. In connection with the sale, Registrant paid sales commissions of $1,646,000 to an affiliate of one of the General Partners and other closing costs of approximately $1,400,000.

     On May 8, 2000, Registrant sold the 245 and 261 Fifth Avenue properties in New York, New York together for a sales price of $135,000,000. In connection with the sale, Registrant paid sales commissions of $5,110,000 to an affiliate of one of the General Partners and other closing costs of approximately $4,400,000.

     Registrant declared a special distribution of the net proceeds of the sale from the Marbridge Building of $37,000,000. A distribution of $18,500,000 was paid to the General Partners and Special Limited Partners in January 2000 and $18,500,000 was paid to the holders of Participation Interests in February 2000.

     Registrant also declared a special distribution of the net proceeds of the sale from the 245 and 261 Fifth Avenue properties of $120,000,000. A distribution of $60,000,000 was paid to the General Partners and Special Limited Partners in May 2000 and $60,000,000 was paid to the holders of Participation Interests in June 2000.

     The $8,000,000 first mortgage loan with Apple Bank secured by the Marbridge Building, located at 1328 Broadway (in which Registrant had a 50% tenancy in common interest) and which bore interest only at a rate of 8.5% per annum became due on April 30, 1999. Registrant repaid its 50% share of such loan on January 18, 2000 upon the sale of its 50% tenancy in common interest in the 1328 Broadway property.

     As a result of the sale of its 50% undivided interest in the Marbridge Building and of the 245 and 261 Fifth Avenue properties, Registrant's remaining properties consist of a commercial property located in Newark, New Jersey (which is currently vacant) and two unimproved parcels located in Houston, Texas. Neither of these properties are currently leased. Registrant will seek to sell these properties in 2001, but there can be no assurances that a sale will be concluded.

     (a) Financial Information About Segments. Registrant's sole business is the ownership and operation of commercial real estate. All of Registrant's revenues, operating profit or loss and assets relate solely to such industry segment.

     (b) Narrative Description of Business. Registrant's only business was the ownership and operation of commercial real properties which it leased to various tenants. As previously discussed, during 2000 Registrant disposed of its remaining income producing properties and, at December 31, 2000, Registrant's remaining properties consisted of one vacant commercial property and two unimproved parcels of land. The primary cost associated with Registrant's remaining properties is real estate taxes.

All of the properties owned and operated by Registrant are set forth in Item 2.

     Registrant's needs for working capital are provided for with existing cash balances which were generated from the sale of properties.

     Registrant employs three people who handle maintenance of its remaining properties. All of the Registrant's other operating functions, which consist primarily of property management and administrative services, are performed by Helmsley-Spear, Inc. ("HSI") or affiliates of HSI, which entities may be deemed to be affiliates of Registrant. Management fees and leasing commissions charged by HSI aggregated approximately $393,000 during the fiscal years ended December 31, 2000, $1,288,000 in 1999 and $1,969,600 in 1998. HSI also earned $6,754,000,
$3,962,000  and  $3,025,000  in brokerage  commissions  in 2000,  1999 and 1998, respectively, in connection with the sale of the 50% undivided interest in the Marbridge Building and the 245 Fifth Avenue and 261 Fifth Avenue properties in 2000, the Mojud and 1440 Broadway properties in 1999, and the Chicago Properties in 1998. Registrant believes that such services are supplied at prices that approximate those that would be available from non-affiliates. See Item 13.

Item 2.  Properties.

     General. At December 31, 2000, Registrant's Properties included fee titles to one commercial property located in Newark, New Jersey and two unimproved real properties located in Houston, Texas.

     The table below sets forth a description of each of the Properties owned by Registrant on December 31, 2000, its location, type of ownership and rentable area in square feet.


                                                                             Total Rentable
Property                         Description               Ownership          Area (Sq. Ft.)
--------                         -----------               ---------          --------------
Texas

Edgewood Shopping Center
(Houston)                        Unimproved Land             Fee                       --

Bellway Shopping Center
(Houston)                        Unimproved Land             Fee                       --

New Jersey

570 Broad Street (Newark)(1)     14-story office bldg.       Fee                  190,000

Item 3.  Legal Proceedings.

     There are no material pending legal proceedings to which Registrant is a party or of which any of Registrant's property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of holders of PPIs at a meeting or otherwise during the fourth quarter of 2000.

---------------------------
(1)  Vacant since 1996

                                     PART II

Item 5. Market for the Registrant's Participation Interests and Related Security Holder Matters.

     As discussed above, Registrant is a limited partnership. PPIs represent the beneficial interest of the Registrant's sole Limited Partner. As of December 31, 2000, there was no regular market for these securities and quotations are limited and sporadic. During the third quarter, PPI's ceased to be traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotations System ("NASDAQ"). The symbol is "IVPA."

     The range of high and low closing bid quotations for PPIs in the over-the-counter market for the two most recent years was as follows:

                                  2000 (1)                        1999
                          ----------------------         ---------------------
                           High            Low            High            Low
                          ------         -------         ------          -----

          First Qtr.        150            50             117              69
          Second Qtr.        80             3 3/4         119 1/2         105
          Third Qtr.          9             6             120             105
          Fourth Qtr.         7             5             150             114

      The foregoing over-the-counter quotations represent prices between dealers and do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of December 31, 2000, there were 510 holders of record of PPIs.

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

     In 2000, Registrant had "net operating revenues" of $3,908,231, of which $1,954,116 in the aggregate (or $2.38 per PPI) was distributed on April 2, 2001 to the holders of record of PPIs as of December 31, 2000 and an aggregate of $1,954,116 was also distributed to the Special Limited Partners and General Partners on that date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     "Net operating revenues" is defined in Registrant's partnership agreement as follows: for any year, (i) net taxable income of the Registrant, plus (ii) depreciation and amortization expenses allowable for income tax purposes during such year (but only to the extent of mortgage repayments), (iii) plus amortization of Bond issuance costs and Bond discount (which is not relevant after 1994), (iv) plus amortization of financing costs, (v) less principal repayments on mortgages. In recent years, cash distributions to Registrant's partners have generally exceeded the amount defined as net operating revenues. See Item 7 below.

Item 6.  Selected Financial Data.


                                                2000                1999              1998               1997               1996
                                                ----                ----              ----               ----               ----
Income Statement Data

Gross revenues from                         $  5,969,098       $ 31,640,834       $ 43,454,081       $46,463,473         $52,216,081
real estate

Net Income transferred to                   $153,829,678       $150,779,832       $112,747,733       $ 8,726,836         $ 8,452,069
Partner's capital accounts

Net operating revenues, as                  $  3,908,231       $ 12,606,987       $  9,803,570       $ 9,174,787         $ 8,342,911
defined

Net income per PPI: (1)                     $    65.3015       $    87.8823       $    60.4848       $    5.5280         $    5.8636

Balance Sheet Data

Total assets                                $ 12,959,799       $102,611,031       $ 49,762,234       $53,585,976         $55,393,657

Mortgages payable                           $         --       $  4,000,000       $ 23,847,488       $36,847,488         $40,314,558

Affiliate Loans                             $         --       $         --       $         --       $18,000,000         $18,000,000

---------------------

(1) Net income per PPI for 2000 reflects the reallocation of income from the capital account of the Limited Partner and the credit of such amount to the capital accounts of the General Partners and Special Limited Partners from the numbers previously reported for the quarter ended June 30, 2000, as described in Note 14 of the Notes to Financial Statements. The impact of such adjustment on Net Income per PPI was ($22.2117), but such adjustment had no impact on reported net income of Registrant and no impact on the amount of entitlement to the net proceeds from the sale of partnership property of the General Partners, Special Limited Partners or Limited Partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Liquidity and Capital Resources

     As previously discussed, Registrant disposed of its remaining income producing properties during 2000 and at December 31, 2000, Registrant's remaining properties consist of one vacant commercial property in Newark, New Jersey and two unimproved parcels of land in Houston, Texas. Registrant will seek to dispose of its remaining properties in 2001 and wind down its affairs, although no assurances can be made in this regard.

     Registrant has sold significant assets during 2000 and will seek to sell remaining assets in 2001, but there can be no assurance that such sales will be consummated.

     On January 18, 2000, Registrant sold its 50% undivided interest in the Marbridge Building located at 1328 Broadway in New York, New York for a sales price of $43,500,000. In connection with the sale, Registrant repaid its 50% share of the outstanding mortgage with Apple Bank of $4,000,000, paid a sales commission of $1,646,000 to an affiliate of one of the General Partners and paid other closing costs of approximately $1,400,000.

     On May 8, 2000, Registrant sold the 245 and 261 Fifth Avenue properties in New York, New York for a combined sales price of $135,000,000. In connection with the sale, Registrant paid sales commission of $5,110,000 to an affiliate of one of the General Partners and other closing costs of approximately $4,400,000.

     Registrant is required to make certain cash distributions to its partners for each year. See Item 5. On January 18, 2000, Registrant declared a special distribution of $37,000,000 to its partners in connection with the sale on such date of Registrant's 50% undivided interest in the Marbridge Building, of which $18,500,000 was paid to the General Partners and Special Limited Partners in January 2000 and $18,500,000 was paid to the holders of PPIs in February 2000.

     On May 8, 2000, Registrant declared a special distribution to its partners of approximately $120,000,000 in connection with the sale of the 245 and 261 Fifth Avenue properties, of which $60,000,000 was paid to the General Partners and Special Limited Partners in May 2000 and $60,000,000 was paid to the holders of Participation Interests in June 2000.

     Registrant anticipates satisfying its working capital requirements for fiscal year 2001 generally through existing cash reserves from the sale of properties and/or the sale of its remaining Properties.

     Net cash provided by operating activities was approximately $4.4 million in 2000, as compared to $12.4 million in 1999. Such decrease was primarily due to decreased property operating income as a result of the sale of Registrant's properties in New York. Net cash provided by investing activities was approximately $164.4 million in 2000, as compared to $148.2 million in 1999. Such increase was primarily attributable to a net increase in the proceeds received from the sales of properties of $15.4 million. Net cash used in financing activities was approximately $239 million in 2000, as compared to $94.7 million in 1999. Such increase was primarily due to increased distributions of approximately $160.2 million.

     Impact of Year 2000

     Registrant did not experience any material problems relating to Year 2000 issues, either with its internal systems or the products and services of third parties.

     Results of Operations

2000 Compared to 1999

     Gross Revenues from rentals for 2000 decreased approximately $25,672,000 (approximately 81%) as compared to 1999, primarily due to the impact of the sales of the 50% undivided interest in the Marbridge Building (sold in January
2000), the 245 Fifth Avenue and 261 Fifth Avenue properties (sold in May 2000), and the 1440 Broadway property (sold in December 1999). Total expenses decreased by approximately $14,160,000 (approximately 79%) as a result of the aforementioned property sales. Net income for 2000 increased approximately $3,050,000 primarily due to an increase of approximately $14,065,000 in the gain on sale of real estate offset by a decline in property operating income of approximately $11,196,000 as a result of the aforementioned property sales.

     During 2000, Registrant's rental income was generated by the operations of its 50% undivided interest in the Marbridge Building and of the 245 and 261 Fifth Avenue properties, which were sold during 2000.

     For 2000, Registrant's interest expense decreased approximately $1,633,000 (approximately 97%), due to the repayment of Registrant's 50% share of the $8,000,000 mortgage loan on the Marbridge Building on January 18, 2000 in connection with the sale of Registrant's 50% undivided interest in such property.

     Registrant's real estate tax expense in 2000 decreased approximately $4,086,000 (approximately 88%), due to the sale of its 50% undivided interest in the Marbridge Building in January 2000 and the sale of the 261 and 245 Fifth Avenue properties in May 2000. Registrant, under certain commercial leases, was able to pass a portion of the increases in real estate taxes, operating expenses and increases in the consumer price index to the tenants based on lease escalation clauses.

     Management fees decreased approximately $407,000 (approximately 79%), due to the sale of the aforementioned properties.

     Payroll   and   related   expenses   decreased   approximately   $1,467,000
(approximately 77%), due to the sale of the aforementioned properties.

     Repairs and maintenance expenses decreased approximately $1,544,000 (87%), due to the sale of the aforementioned properties.

     Other property expenses decreased approximately $3,089,000 (approximately 79%), due to the sale of the aforementioned properties.

     Administrative expenses increased approximately $44,000 (approximately 7%), due to the increased professional fees associated with the administration of the partnership activities.

     Depreciation and amortization expenses decreased approximately $1,978,000 (approximately 70%), due to the aforementioned sales.

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

Item 7A. Disclosures About Market Risk.

     At December 31, 2000, Registrant had no interest bearing indebtedness and accordingly was not exposed to market risk with respect to changes in interest rates, and does not anticipate a need to seek additional borrowing.

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

     The names, ages, and business experience during the past five years of the General Partners of the Registrant, including their principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupations and employment were carried on, is as follows:

     Irving Schneider - 81; Executive Vice President of Helmsley-Spear, Inc. Mr. Schneider has been in the real estate business for over 50 years and owns and operates, individually or through partnerships, numerous real estate investments.

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

     ScogBell AG, Inc. (formerly known as Helmsley-Noyes Company, Inc.), was incorporated in 1926 and it is a real estate management firm in New York City which was acquired by ScogBell on June 10, 1998.

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

     Paragraph 11A(3) of the Partnership Agreement provides for certain guaranteed payments to be made to the General Partners and Special Limited Partners of Registrant equal to 8-3/4% per annum of their "Remaining Original Cash Contribution." The Remaining Original Cash Contribution is $1,500,000, less the cumulative amounts distributed to the General Partners and Special Limited Partners from time to time in respect of the net proceeds from the sale of Registrant's properties. The Remaining Original Cash Contribution as of December 31, 2000 was $1,160,000. For the fiscal year ended December 31, 2000, Registrant paid or accrued, pursuant to such paragraph 11A(3), guaranteed payments to the General and Special Limited Partners in an aggregate amount of $101,500 as follows: Irving Schneider - $33,732, ScogBell - $67,576, ScogBell AG, Inc. (formerly known as Helmsley-Noyes Company, Inc.) - $91 and Minlyn, Inc. - $101.

     Under the terms of the Partnership Agreement, since January 1, 1973, the General Partners are entitled to receive an annual payment equal to 1/2% of the gross revenue from real estate of Registrant. During the fiscal year ended December 31, 2000, Registrant accrued in connection with such annual payments an aggregate of $34,054 as follows: Irving Schneider - $10,216, ScogBell AG, Inc. (formerly known as Helmsley-Noyes Company, Inc.) - $1,022, ScogBell - $21,681 and Minlyn, Inc. - $1,135. Mr. Schneider and ScogBell are entitled to receive distributions of net operating revenues in each of their respective capacities as Special Limited Partners. See "Item 5" above.

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

     To the extent that the Special Limited Partnership Interests and PPIs are considered voting securities, the following information is provided as to holders of 5% or more of each such class at December 31, 2000:

                                                                     Amount and
                                                                      Nature of
                                Name and Address of                   Beneficial           Percent
Title of Class                  Beneficial Owner                      Ownership            of Class
--------------                  -------------------                  -----------           ---------
Special Limited                 ScogBell                                Direct              66.66%
Partnership Interest            660 Madison Ave.
                                New York, NY  10021

                                Irving Schneider                        Direct              33.34%
                                880 Fifth Avenue
                                New York, NY

Converted Special               ScogBell                                Direct             100.00%
Limited Partner Interest        660 Madison Ave.
                                New York, NY  10021

PPIs                            ScogBell                                310,927(1)          37.92%
                                660 Madison Ave.
                                New York, NY  10021

                                Long Island Jewish Medical Center       90,095              10.99%
                                270-05 76th Avenue                      Direct
                                New Hyde Park, NY 11040

---------------------
(1) Includes PPIs purchased from the following: 258,877 PPIs owned directly by Leona M. Helmsley; also 4,000 PPIs held by Helmsley-Noyes Company, Inc. (0.5%), a company owned by Helmsley Enterprises, Inc., which in turn is wholly-owned by the Harry B. Helmsley Revocable Trust, under agreement dated December 13, 1989; 13,000 PPIs held by HBH Holdings Corp. (1.6%), 6,500 PPIs held by Park Lane Hotel, Inc. (0.8%) and 28,550 PPIs in the over-the-counter market.

     (b) Registrant is a limited partnership and, as such, its affairs are managed by its General Partners. The following table sets forth the amount and nature of the beneficial ownership at December 31, 2000 of each class of partnership interests by its General Partners individually and as a group:

                                                                     Amount and
                                                                      Nature of
                                Name and Address of                   Beneficial           Percent
Title of Class                  Beneficial Owner                      Ownership            of Class
--------------                  -------------------                  -----------           --------
General Partnership             Irving Schneider
Interests                       880 Fifth Avenue
                                New York, NY                            Direct(1)           90.91%

                                ScogBell                                Indirect             9.09%
                                660 Madison Ave.
                                New York, NY  10021

                                As a group                                                 100.00%

Special Limited                 ScogBell                                Direct(2)           66.66%
Partnership Interests           660 Madison Ave.
                                New York, NY  10021

                                Irving Schneider                        Direct(1)           33.34%
                                880 Fifth Avenue
                                New York, NY
                                As a group                                                 100.00%

Converted Special
Limited Partner Interest        ScogBell                                Direct(2)          100.00%
                                660 Madison Ave.
                                New York, NY  10021

Participation Interests         ScogBell                                310,927             37.92%
                                660 Madison Ave.
                                New York, NY  10021                     Direct(3)

---------------------
(1) Mr. Irving Schneider owns approximately 90% of such interest directly and 10% indirectly through his ownership of Minlyn, Inc.; 60 East 42nd Street, New York, New York, which is also a General Partner of Registrant.

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

Item 13. Certain Relationships and Related
         Transactions.

     (a)  Transactions with Management and Others.

     (b)  Certain Business Relationships.

     As set forth in Item 11(a) above, during the year ended December 31, 2000, Registrant paid certain fees and certain guaranteed payments to each of its corporate General Partners, ScogBell AG, Inc. (formerly known as Helmsley-Noyes Company, Inc.) and Minlyn, Inc., pursuant to the Partnership Agreement. See Item 10 hereof as to the ownership of said corporations. HSI, either directly or through various subsidiaries, acts as managing agent of the Properties. For such management and leasing brokerage services, HSI charged Registrant the aggregate sum of approximately $393,000 during the fiscal year ended December 31, 2000. Leasing commissions charged by HSI are based upon varying percentages of the annual rent paid by tenants obtained by HSI. Property management fees charged by HSI are based upon negotiated amounts that are believed to be below market rate. Leasing fees charged by HSI to Registrant are believed to be, from Registrant's perspective, on a basis that approximate those that would be available to Registrant from non-affiliates at arm's-length. In 2000, HSI also earned $6,754,000 in brokerage commissions in connection with the sale of the 50% undivided interest in the Marbridge Building and the 245 Fifth Avenue and 261 Fifth Avenue properties. The amount of the commissions paid for such services is believed by Registrant to be no more than the amount which Registrant would be required to pay to unrelated parties performing such services.

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

               (iv) On February 15, 2000 Registrant filed a Current Report on Form 8-K relating to the sale of 1440 Broadway, New York, New York, for $152,000,000

               (v) On January 21, 2000, Registrant filed a Current Report on Form 8-K relating to the sale of 1328 Broadway, New York, New York for $43,500,000.

     (d) Financial Statement Schedules-- The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INVESTMENT PROPERTIES ASSOCIATES

                                     By: /s/ Irving Schneider
                                        --------------------------------
                                            Irving Schneider
                                            General Partner

Dated:  April 12, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date first indicated above.

/s/ Irving Schneider
----------------------------       General Partner,
Irving Schneider                   Principal Executive,
                                   Financial and
                                   Accounting Officer

MINLYN, INC.                       General Partner

By: /s/ Irving Schneider
   -------------------------
      Irving Schneider
      President

SCOGBELL AG, INC.                  General Partner

By: /s/ Craig Effron
   -------------------------
      Craig Effron
      President

SCOGBELL ACQUISITION, L.L.C.       General Partner

By: /s/ Craig Effron
   -------------------------
      President
      ScogBell AG Manager, Inc., Manager

                           Annual Report On Form 10-K

                      Item 14(A)(1) And (2) And Item 14(D)

          List Of Financial Statements And Financial Statement Schedule

              Financial Statements And Financial Statement Schedule

                          Year Ended December 31, 2000

                        Investment Properties Associates
                        (A New York Limited Partnership)

                               New York, New York

                        Investment Properties Associates
                        (A New York Limited Partnership)

         Index Of Financial Statements And Financial Statement Schedule

                                                                            Page
                                                                            ----
Report of Independent Auditors...............................................S-1
Balance Sheets-December 31, 2000 and 1999............................S-2 and S-3
Statements of Income-Years Ended December 31, 2000
  1999 and 1998......................................................S-4 and S-5
Statements of Changes in Partners' Capital (Deficiency)-
  Years Ended December 31, 2000, 1999 and 1998...............................S-6
Statements of Cash Flows-Years Ended December 31, 2000
  1999 and 1998..............................................................S-7
Notes to Financial Statements........................................S-8 to S-21

The following financial statement schedule of Investment Properties Associates is included in Item 14(d):

Schedule III-Real Estate and Accumulated Depreciation..............S-22 and S-23

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been otherwise disclosed, and therefore have been omitted.

                         Report of Independent Auditors

Investment Properties Associates

We have audited the accompanying balance sheets of Investment Properties Associates (a New York Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Properties Associates at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ ERNST & YOUNG LLP

New York, New York
March 22, 2001

                        Investment Properties Associates
                        (A New York Limited Partnership)

                                 Balance Sheets

                                                              December 31,
                                                          2000          1999
                                                      -------------------------
  Assets

Real estate, at cost (Notes 3 and 5)                  $ 8,033,347  $ 40,649,960
   Less accumulated depreciation
     and amortization                                   5,880,040    26,391,697
                                                      -------------------------
                                                        2,153,307    14,258,263

Cash and cash equivalents                               9,514,349    79,770,013

Due from managing agent (Helmsley-
   Spear Inc.) including tenants'
     security deposits of $-- (2000)
      and $1,963,001 (1999) (Note 6)                      730,578     2,822,168

Receivables, principally for rentals                        8,215       467,232

Deferred charges, including deferred
   leasing commissions of $-- (2000) and
   $2,115,053 (1999)
   (Note 6)                                               553,350     5,293,355
                                                      -------------------------
Total assets                                          $12,959,799  $102,611,031
                                                      =========================

                             See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                                 Balance Sheets

                                                              December 31,
                                                           2000          1999
                                                       ------------------------
Liabilities and partners' capital
(deficiency)

Accounts payable                                      $   113,368  $    678,177
Accrued real estate taxes                                  11,086     1,480,861
Accrued interest                                               --        29,278
Distributions payable to General Partners,
  Special Limited Partners and Limited
  Partner (Note 9)                                      3,915,446    77,979,781
Guaranteed payments due to General
  Partners, Special Limited Partners and
  Limited Partner (Note 7)                                180,553       300,721
Accrued leasing commissions and
  management fees due to Helmsley-
  Spear, Inc. (Note 6)                                     41,820       231,113
Sundry and accrued liabilities                            172,545       610,712
Mortgage payable (Note 5)                                      --     4,000,000
Deposits, and rents received in advance of
  $-- (2000) and $85,406 (1999)                                --     1,696,853
                                                      -------------------------
Total liabilities                                       4,434,818    87,007,496
                                                      -------------------------


Commitments and contingencies
  (Notes 10 and 13)


Partners' capital (deficiency)
  (Notes 1, 7 ,8, 9 and 14):
    General Partners                                   (2,465,397)   (2,683,508)
    Special Limited Partners                            5,966,387    13,643,808)
    Limited Partner (represented by
      the equivalent of 820,000
      Participation Interests)                          5,023,991    31,930,851
                                                      -------------------------
                                                        8,524,981    15,603,535
                                                      -------------------------
Total liabilities and partners'
   capital (deficiency)                               $12,959,799  $102,611,031
                                                      =========================

                             See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                              Statements of Income

                                                                     Year ended December 31,
                                                               2000          1999              1998
                                                         ---------------------------------------------
Revenues:
Gross revenues from real estate (Note 11)                $  5,969,098   $ 31,640,834      $ 43,454,081
Interest and other income                                   1,174,914        798,599           917,010
                                                         ---------------------------------------------
                                                            7,144,012     32,439,433        44,371,091
                                                         ---------------------------------------------
Expenses:
  Leasehold rentals                                                --             --           409,095
  Real estate taxes                                           547,845      4,633,769         7,149,045
  Interest (Notes 4 and 5)                                     43,584      1,676,492         3,842,192
  Management fees (Note 6)                                    109,737        517,005         1,121,955
  Payroll and related expenses                                431,153      1,898,115         4,220,947
  Repairs and maintenance expenses                            239,056      1,783,373         3,139,757
  Other property expenses                                     825,410      3,914,440         8,463,862
  Administrative expenses                                     636,900        592,736           309,626
  Co-owners' share of expense                                      --             --            25,027
  Depreciation and amortization of real estate                598,174      1,974,245         2,781,850
  Amortization of leasing commissions                         232,160        831,865         1,100,072
  Amortization of mortgage refinancing costs                       --          1,593            24,323
                                                         ---------------------------------------------
                                                            3,664,019     17,823,633        32,587,751
                                                         ---------------------------------------------
Income before items shown below                             3,479,993     14,615,800        11,783,340

Gain on sales of real estate (Note 3)                     150,500,239    136,434,754       101,295,596
                                                         ---------------------------------------------
Income before guaranteed payments required
   under the Limited Partnership agreement               $153,980,232   $151,050,554      $113,078,936

                            See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                        Statements of Income (continued)


                                                                     Year ended December 31,
                                                            2000             1999              1998
                                                       -----------------------------------------------
Guaranteed payments required under the
   Limited Partnership agreement (Note 7):
     To the Limited Partner                            $     15,000     $     15,000      $     15,000
     To General and Special Limited Partners                101,500          101,500           101,500
     To General Partners                                     34,054          154,222           214,703
                                                       -----------------------------------------------
                                                            150,554          270,722           331,203
                                                       -----------------------------------------------
Net income                                             $153,829,678     $150,779,832      $112,747,733
                                                       ===============================================
Net income allocable as follows (Notes 8 and 14):

   General Partners                                     $ 1,103,106     $    865,880      $    694,652

   Special Limited Partners                              99,179,316       77,850,455        62,455,572

   Limited Partner                                       53,547,256       72,063,497        49,597,509
                                                       -----------------------------------------------
                                                       $153,829,678     $150,779,832      $112,747,733
                                                       ===============================================
Net Income Per Limited Partner Participation
  Interest (820,000 units outstanding):                $    65.3015     $    87.8823      $    60.4848
                                                       ===============================================

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

             Statements of Changes in Partners' Capital (Deficiency)

                                                                                        Special
                                                                    General             Limited               Limited
                                                Total               Partners            Partners              Partner
                                             ---------------------------------------------------------------------------
Partners' Capital (Deficiency)
   January 1, 1998                           $(37,970,893)         $(3,089,297)        $(50,128,009)        $ 15,246,413
Distribution to General Partners,
   Special Limited Partners and
   Limited Partner (Note 9)                   (68,055,027)            (374,303)         (33,653,211)         (34,027,513)
Net income for the year ended
   December 31, 1998 (Note 8)                 112,747,733              694,652           62,455,572           49,597,509
                                             ---------------------------------------------------------------------------
Partners' Capital (Deficiency)
   December 31, 1998                            6,721,813           (2,768,948)         (21,325,648)          30,816,409
Distribution to General Partners,
   Special Limited Partners
   and Limited Partner (Note 9)              (141,898,110)            (780,440)         (70,168,615)         (70,949,055)
Net income for the year ended
   December 31, 1999 (Note 8)                 150,779,832              865,880           77,850,455           72,063,497
                                             ---------------------------------------------------------------------------
Partners' Capital (Deficiency)
   December 31, 1999                           15,603,535           (2,683,508)         (13,643,808)          31,930,851
Distribution to General Partners,
   Special Limited Partners and
   Limited Partner (Note 9)                  (160,908,232)            (884,995)         (79,569,121)         (80,454,116)
Net income for the year ended
   December 31, 2000
   (Notes 8 and 14)                           153,829,678            1,103,106           99,179,316           53,547,256
                                             ---------------------------------------------------------------------------
Partners' Capital (Deficiency)
   December 31, 2000                         $  8,524,981          $(2,465,397)        $  5,966,387         $  5,023,991
                                             ===========================================================================

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                            Statements of Cash Flows

                                                                                 Year ended December 31,
                                                                    2000                   1999                 1998
                                                                ---------------------------------------------------------
Operating activities:
Net income                                                       $ 153,829,678        $ 150,779,832        $ 112,747,733
Adjustments to reconcile net income to net cash
  provided  by  operating activities:
Depreciation and amortization                                          830,334            2,807,703            3,906,245
Deferred rent                                                               --           (1,082,359)          (1,045,707)
Gain on sale of real estate                                       (150,500,239)        (136,434,754)        (101,295,596)
Changes in operating assets and liabilities:
Due from managing agent                                              2,091,590             (446,415)             337,226
Receivables, net                                                       459,017              139,042              987,957
Deferred charges, net                                                  676,101             (121,133)          (3,077,192)
Accounts payable                                                      (564,809)            (476,892)          (1,055,285)
Accrued real estate tax                                                 11,088           (1,586,162)          (1,817,833)
Accrued interest                                                       (29,278)            (125,747)            (238,119)
Guaranteed payments due to General Partners
  Special Limited Partners and Limited Partner                        (120,168)            (400,107)             316,203
Accrued leasing commissions and management fees                       (189,293)             (60,292)            (480,943)
Sundry and accrued liabilities                                        (438,167)            (469,253)             232,297
Deposits and rents received in advance                              (1,696,853)            (162,447)            (122,489)
                                                                ---------------------------------------------------------
Net cash provided by operating activities                            4,359,001           12,361,016            9,394,497
                                                                ---------------------------------------------------------
Investing activities:
Property improvements                                                 (595,995)          (1,371,534)          (2,201,413)
Net proceeds from sale of real estate                              164,953,897          149,599,635          117,803,063
                                                                ---------------------------------------------------------
Net cash provided by investing activities                          164,357,902          148,228,101          115,601,650
                                                                ---------------------------------------------------------
Financing activities:
Distributions to General Partners, Special Limited
   Partners and Limited Partner                                   (234,972,567)         (74,802,647)         (82,405,306)
Principal payments on mortgages payable                             (4,000,000)         (19,847,488)         (13,000,000)
Principal payments on notes payable to related parties                      --                   --          (18,000,000)
                                                                ---------------------------------------------------------
Net cash used in financing activities                             (238,972,567)         (94,650,135)        (113,405,306)
                                                                ---------------------------------------------------------

(Decrease) increase in cash and cash equivalents                   (70,255,664)          65,938,982           11,590,841
Cash and cash equivalents at beginning of year                      79,770,013           13,831,031            2,240,190
                                                                ---------------------------------------------------------
Cash and cash equivalents at end of year                         $   9,514,349        $  79,770,013        $  13,831,031
                                                                =========================================================
Supplemental disclosure of cash flow information
Cash paid during the year for interest                           $      72,862        $   1,802,239        $   4,080,311
                                                                =========================================================
Supplemental disclosure of non-cash investing and
   financing activities:

   Deferred rent receivable charged to cost of sales             $          --        $   1,993,760        $          --
   Deferred leasing commissions charged to cost of sales             2,350,881            1,703,931                   --


See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                           December 31, 2000 and 1999

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

Effective July 3, 1997, the Partnership Agreement was further amended to admit a newly formed limited liability company owned by Mrs. Leona M. Helmsley as a General Partner of IPA. This entity was allocated a portion of the general partner interest owned by one of the corporate general partners.

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

f. IPA's employees are covered under multi-employer defined contribution pension plans. All contributions are funded currently based upon negotiated union contracts. Information from the plans' administrators is not available to permit IPA to determine its share of unfunded vested benefits. During 2000, 1999 and 1998, IPA paid approximately $93,000, $273,000, and $562,000, respectively, for employees to union plans for pension, welfare and other benefits.

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

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

2. Significant Accounting Policies (continued)

     h. Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosures About Fair Value of Financial Investments", defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The methods and assumptions used to estimate the fair value of financial instruments at December 31, 2000 and 1999 are as follows:

          (i) The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and deposits and rents received in advance approximate fair value due to the short maturities of these items.

          (ii) The carrying value of mortgage payable approximates fair value due to the short term maturity of the note.

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

     m. Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

3. Real Estate

Real estate is summarized as follows:

    Classification                                  2000               1999
    -------------------------------------------------------------------------
    Land                                         $  502,032       $ 4,935,164
    Buildings and building improvements                  --        21,401,388
    Leaseholds and leasehold improvements         7,531,315         7,497,580
    Tenants' alterations                                 --         6,815,828
                                                 ----------------------------
                                                 $8,033,347       $40,649,960
                                                 ============================

On May 8, 2000, IPA sold the 245 Fifth Avenue and the 261 Fifth Avenue, New York, New York, properties for $135,000,000. The sales proceeds were used to pay closing costs of approximately $4,400,000 and a sales commission to one of the general partners of approximately $5,110,000. In connection with this transaction, IPA recognized a gain on the sale of approximately $113,570,000. In addition, distributions of $60,000,000 was paid to the General Partners and Special Limited Partners in May 2000 and $60,000,000 was paid to holders of Participation Interest in June 2000.

On January 18, 2000, IPA sold its 50% undivided interest in the 1328 Broadway, New York, New York, property for $43,500,000. The sales proceeds were used to repay IPA's 50% share of the $8,000,000 mortgage loan encumbering its interest in the property, pay closing costs of approximately $1,400,000 and a sales commission to one of the general partners of approximately $1,650,000.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

3. Real Estate (continued)

In connection with this transaction, IPA recognized a gain on sale of approximately $36,930,000. In addition, distributions of $18,500,000 was paid to the General Partners and Special Limited Partners in January 2000 and $18,500,000 was paid to the holders of Participation Interests in February 2000.

On December 16, 1999, IPA sold the 1440 Broadway property for $152,000,000. The sales proceeds were used to repay mortgage debt of approximately $17,347,500, sales commissions of $3,800,000 paid to an affiliate of one of the General Partners and other closing costs of approximately $5,047,000. In connection with this transaction, IPA recognized a gain on sale of approximately $130,557,000. In addition, on December 16, 1999, IPA declared a special distribution to its partners of approximately $128,000,000 of which 64,000,000 was paid to the General Partners and Special Limited Partners in December 1999 and $64,000,000 was paid to the holders of Participation Interests in January 2000.

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

5. Mortgages Payable

As of December 31, 2000 and 1999, mortgages payable consist of the following:

                                                    Balance           Balance
                                                  Outstanding       Outstanding
                                                  December 31,     December 31,
Description                                           2000             1999
-------------------------------------------------------------------------------
Apple Bank for Savings (1):
Mortgage  loan  in  the  amount  of
  $8,000,000  with  fixed  interest
  payments collateralized  by 1328 Broadway
  Building N.Y.,  N.Y. (in which IPA has a
  50% tenancy in common interest)                 $    --        $4,000,000

Chase Manhattan Bank (2):
Mortgage loans with variable interest rates
  collateralized by:
  1440 Broadway, N.Y., N.Y.                       $    --        $       --
  261 Fifth Avenue, N.Y., N.Y.                         --                --
  245 Fifth Avenue, N.Y., N.Y.                         --                --
                                                  ------------------------------
Total                                             $    --        $4,000,000
                                                  ==============================

     (1) The loan with Apple Bank for Savings ("Apple") matured on April 24, 1998. The loan was extended to April 30, 1999, at an interest rate of 8.5% per annum and was repaid on January 18, 2000 using the proceeds from the sale of IPA's undivided interest in the 1328 Broadway property.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

5. Mortgages Payable (continued)

     (2) IPA executed a Note Modification Agreement (the "Agreement") on April 25, 1996, with Chase Manhattan Bank ("Chase") whereby mortgage loans collateralized by five of IPA's properties; 1440 Broadway, NY, NY, 261 Fifth Avenue, NY, NY, 245 Fifth Avenue, NY, NY, One North Dearborn, Chicago, IL and One North LaSalle, Chicago, IL were generally modified to provide for: (a) an extension of the maturity date until January 2, 1997, at which time all outstanding principal and interest was due and payable, (b) interest based on LIBOR plus 2.25% or Prime plus .375% at IPA's option subject to certain limitations as defined in the Agreement, (c) cross default and cross collateralization provisions for the five properties, (d) IPA's guaranty of $6,000,000 of the outstanding principal balance, and (e) principal payments of $3,000,000 during 1996.

On March 28, 1997, a first modification to the Agreement was made between IPA and Chase which extended the maturity date of the loan to January 2, 1998, and provided for principal payments of $3,000,000 during 1997.

On March 23, 1998, a Second Modification to the Agreement was made between IPA and Chase, which extended the maturity date of the loan to January 2, 1999, and provided for principal payments of $3,000,000 during 1998. In addition, upon the sale of its Chicago Properties in September, 1998, IPA repaid $16,847,488 of principal to obtain a release for the Chicago Properties.

On January 2, 1999, a Third Modification to the Agreement was made between IPA and Chase, which extended the maturity date of the loan to January 2, 2000, and provided for principal payments of $3,000,000 during 1999. Scheduled principal repayments aggregating $2,500,000 were made through September 15, 1999, with the entire remaining balance of the loan being repaid in December 1999 with proceeds from the sale of the Mojud, Midland and 1440 Broadway properties.

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

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

6. Management of Properties (continued)

Leasing commissions are based upon varying percentages of the annual rent paid by tenants obtained by Helmsley-Spear, Inc. Management fees and leasing commissions charged to IPA by Helmsley-Spear, Inc. aggregated $393,447 (2000), $1,287,902 (1999), and $1,969,571 (1998).

Tenants' security deposits for certain properties are held by the managing agent principally in special bank accounts; interest thereon accrues principally for the benefit of the tenants.

7. Guaranteed Payments Due to Partners

The Limited Partnership Agreement requires that certain guaranteed payments be made to partners and deducted as expenses in determining net income. The General Partners and Special Limited Partners receive guaranteed payments equal to 8-3/4% per annum of their "Remaining Original Cash Contribution" ($1,160,000 at December 31, 2000, 1999 and 1998). In addition, the General Partners receive guaranteed payments equal to 1/2% of gross revenues, as defined, and the Limited Partner receives $15,000 per annum.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

8. Allocations of Partnership Income

In accordance with the terms of the Limited Partnership Agreement, elements of income for financial reporting purposes were credited (but not distributed in cash) to the capital accounts of the partners through January 3, 1997, as follows (see Note 9 for the basis on which cash distributions are determined):


                                             General  Special Limited   Limited
                                             ----------------------------------
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

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

8. Allocations of Partnership Income (continued)

Upon the death of Mr. Helmsley on January 4, 1997, and the conversion of his General Partner interest into a Special Limited Partner interest, the elements of income for financial reporting purposes are generally credited (but not distributed in cash) to the capital accounts of the partners as follows:


                                             General  Special Limited   Limited
                                             ----------------------------------
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

9. Cash Distributions

Net Operating Revenues, as defined, are distributable at the discretion of the General Partners, as follows:

                                        Through                 From
                                    January 3, 1997        January 4, 1997
                                    --------------------------------------
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

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

9. Cash Distributions (continued)

In 2000, 1999 and 1998, Net Operating Revenues, as defined in the Limited Partnership Agreement, amounted to $3,908,231, $12,606,987 and $9,803,570, respectively. At December 31, 2000, 1999 and 1998, accrued distributions amounted to $3,915,446, $77,979,781 and $10,884,318, respectively.

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

The amount of income for federal tax purposes for the years ended December 31, 2000, 1999, and 1998, was $146,534,487, $150,375,301, and $111,019,115,
respectively, as compared with the net income of $153,829,678, $150,779,832, and $112,747,733, respectively, shown in the statements of income. A reconciliation of the differences between income as reflected in the accompanying statements of income and the amount of income for federal tax purposes is as follows:

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

10. Income Taxes (continued)


                                                            December 31,
                                             2000               1999               1998
                                        ---------------------------------------------------
Net income per statements of income     $153,829,678       $150,779,832       $112,747,733
Depreciation and amortization                153,124            762,866             929,903
Gain on sale of property                  (7,414,167)            42,439          (1,233,105)
Loss on sale of property                          --                 --                  --
Loss on abandonment of property                   --                 --                  --
Deferred rental income                            --         (1,082,359)         (1,045,707)
Other, net                                   (34,148)          (127,477)           (379,709)
                                        ---------------------------------------------------
Income for federal tax purposes         $146,534,487       $150,375,301        $111,019,115
                                        ===================================================

11. Gross Revenue From Real Estate

IPA earns rental income under leases principally with commercial tenants located in its office buildings. Such leases generally provide for the tenant to pay minimum rentals plus, in certain instances, a portion of increases in real estate taxes, operating expenses and/or increases in the consumer price index based on lease escalation clauses. Office leases generally range from 5 years to 15 years and contain various renewal options. In addition, IPA earns rental income from retail stores. Such leases generally provide for minimum rentals plus percentage rentals based on the store sales. Retail store leases generally range from 1 to 5 years and contain various renewal options. All of the aforementioned leases are accounted for as operating leases. Included in Gross Revenues from Real Estate for the years ended 2000, 1999, and 1998, are $1,839, $536,325, and $956,247, respectively, representing revenue from escalations and percentage rentals. For the year ended 2000, 1999 and 1998, approximately $259,290, $17,000, and $1,400, respectively, was received in connection with lease cancellations with former tenants. As of December 31, 2000, IPA has no minimum future rentals on noncancelable operating leases as their remaining properties include two undeveloped parcels of land in Texas and a vacant office property at 570 Broad Street, Newark, NJ.

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

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

14. Summary of Quarterly Financial Information (Unaudited)

The separate results of operations of IPA for the years ended December 31, 2000 and 1999 are as follows:

                                                                          2000
                                              ---------------------------------------------------------
                                                                   Three Months Ended
                                                March 31       June 30       September 30   December 31
                                              ---------------------------------------------------------
Gross revenue (expenses) from real estate     $ 4,057,422    $  1,797,052      $ (128,103) $    242,727
Net income (loss)                              39,557,263     115,100,658        (969,346)      141,103
Net income (loss) credited to the partners
   capital accounts (a):
General Partners                                  233,163         874,499          (5,331)          776
Special Limited Partners                       20,963,468      78,625,414        (479,342)       69,775
Limited Partner                                18,360,632      35,600,745        (484,673)       70,552
                                              ---------------------------------------------------------
                                              $39,557,263    $115,100,658      $ (969,346) $    141,103
                                              =========================================================
Net income (loss) per Limited Partner
   Participation Interest                         22.3910         43.4155         (0.5911)       0.0860
                                              =========================================================

                                                                          1999
                                              ---------------------------------------------------------
                                                                 Three Months Ended
                                                March 31       June 30       September 30   December 31
                                              ---------------------------------------------------------
Gross revenue from real estate                $ 7,894,118    $  7,849,392      $8,319,977  $  7,577,347
Net income                                      3,415,467       9,037,349       4,237,424   134,089,592
Net income credited to the partners
   capital accounts (a):
General Partners                                   51,232         135,560          23,306       655,782
Special Limited Partners                        1,656,501       4,383,115       2,095,406    69,715,433
Limited Partner                                 1,707,734       4,518,674       2,118,712    63,718,377
                                              ---------------------------------------------------------
                                              $ 3,415,467    $  9,037,349      $4,237,424  $134,089,592
                                              =========================================================
Net income per Limited Partner
   Participation Interest                          2.0826          5.5106          2.5838       77.7053
                                              =========================================================

(a) The allocation of net income to the partners' capital accounts as previously reported for the quarter ended June 30, 2000 differ from the amounts set forth above due to an adjustment relating to the crediting of gain on sale of real estate among the classes of partners. The impact of such adjustment was to reallocate income in the amount of $18,213,584 from the capital account of the Limited Partner and credit such amount to the capital accounts of the General Partner and Special Limited Partner. The impact of such adjustment on each of the 820,000 outstanding PPI's was ($22.2117). While the adjustment had the effect of reducing the net income credited to the Limited Partner capital account and increasing the amount of net income credited to the capital accounts of the General Partners and Special Limited Partners, it had no impact on reported net income of IPA and no impact on the amount of entitlement of the General Partners, Special Limited Partners or Limited Partner to the distribution of net proceeds from the sale of partnership property.

                        Investment Properties Associates

                        (A New York Limited Partnership)

             Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 2000

          Col. A                   Col. B               Col. C                  Col. D
------------------------------------------------------------------------------------------
                                                 Initial Cost of Company
                                                -------------------------   Improvements
                                                                             Capitalized
                                                            Buildings and    Subsequent to
         Description             Encumbrances     Land      Improvements     Acquisition
------------------------------------------------------------------------------------------
Edgewood and Bellway Shopping
   Centers, Houston, Texas              --      447,893            --                --

570 Broad Street Building
   Newark, New Jersey                   --      502,032     5,937,404          1,593,911
------------------------------------------------------------------------------------------
Totals                          $       --     $949,925    $5,937,404         $1,593,911
==========================================================================================


             Col. E                      Col. F         Col. G           Col. H
------------------------------------------------------------------------------------------
           Gross Amount
 at Which Carried Close of Period                                   Life on which
----------------------------------                                  Depreciation in
                                                                     Latest Income
             Buildings                  Accumulated      Date of      Statements is
 Land     and Improvements   Total     Depreciation   Construction     Computed
------------------------------------------------------------------------------------------
      --           --           --           --          1957            24.3

 502,032    7,531,315    8,033,347    5,880,040          1962            34.3
------------------------------------------------------------------------------------------
$502,032   $7,531,315   $8,033,347   $5,880,040
==========================================================================================

                        Investment Properties Associates

                        (A New York Limited Partnership)

       Schedule III - Real Estate and Accumulated Depreciation (continued)

                                December 31, 2000

(a) Amounts shown represent 50% of amounts applicable to a tenancy in common, in which IPA has an undivided one-half interest.

(b)  Reconciliation of "Real Estate and Accumulated Depreciation":

                                                                     Year ended December 31,
                                                     ------------------------------------------------------
                                                         2000                 1999                1998
                                                     ------------------------------------------------------
Investment in Real Estate
Balance at beginning of year                         $ 40,649,960        $ 68,589,793         $136,524,047
Sale of real estate                                   (33,212,608)        (29,311,368)         (67,998,324)
Abandonment of real estate
Improvements and additions                                595,995           1,371,535            2,201,413
Fully depreciated assets written off
  during the year                                              --                  --           (2,137,343)
                                                     ------------------------------------------------------
Balance at end of year                               $  8,033,347        $ 40,649,960         $ 68,589,793
                                                     ======================================================
Accumulated Depreciation
Balance at beginning of year                         $ 26,391,697        $ 44,261,629         $ 95,613,778
Depreciation charged to costs
  and expens                                              598,174           1,974,245            2,781,850
Less amounts applicable to sale
  of real estate                                      (21,109,831)        (19,844,177)         (51,996,656)
Less amounts applicable to fully depreciated
   assets written off during the year
                                                               --                  --           (2,137,343)
                                                     ------------------------------------------------------
Balance at end of year                               $  5,880,040        $ 26,391,697         $ 44,261,629
                                                     ======================================================

The aggregate basis of real estate assets for Federal income tax purposes amounted to $7,898,039 (2000), $44,822,622 (1999), and $71,268,168 (1998).