Form 10-Q
period 2001-03-31
INVESTMENT PROPERTIES ASSOCIATES
filed 2001-06-15
CIK 52067

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes X          No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes____        No ____

      820,000 Participation in Limited Partnership Interest.

                         INVESMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                      INDEX
                                      -----

                                                                     Page Number

PART 1

Item 1:  Financial Statements

         Balance Sheets                                                   3

         Statements of Operations                                         4

         Statements of Cash flows                                         5

         Notes to Unaudited Financial Statements                          6

Item 2:  Management's Discussion and Analysis Of Financial

         Condition and Results of Operations                              7

Item 3:  Quantitative and Qualitative Disclosures about
         Market Risk                                                      8
PART II

Item 6:  Exhibits and Reports on Form 8-K                                 9

         Signatures                                                      10

                         INVESMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                 BALANCE SHEETS

                   AS AT MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                   March 31, 2001           December 31, 2000
                                                                   --------------           -----------------
ASSETS                                                              (Unaudited)                   (Note)
------
Real estate, at cost                                                $  8,033,347              $  8,033,347

  Less:  Accumulated depreciation and amortization                     5,880,040                 5,880,040
                                                                    ------------              ------------
                                                                       2,153,307                 2,153,307
Cash and cash equivalents                                              9,243,064                 9,514,349

Due from managing agent (Helmsley-Spear, Inc.)
  including tenants' security deposits of
  $230 (2001) and $230 (2000)                                            518,198                   730,578

Receivables, principally from rentals                                      8,215                     8,215

Other assets                                                             549,233                   553,350
                                                                    ------------              ------------
                                                                    $ 12,472,017              $ 12,959,799
                                                                    ============              ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Accounts payable                                                    $     96,159              $    113,368

Accrued real estate taxes                                                  2,150                    11,086

Distributions payable to General Partners,
  Special Limited Partners and Limited Partners                        3,165,446                 3,915,446

Sundry liabilities and other accrued expenses                            268,178                   394,918
                                                                    ------------              ------------
                                                                    $  3,531,933              $  4,434,818
                                                                    ------------              ------------

Partners' Capital (Deficiency):

  General Partners                                                    (2,463,114)               (2,465,397)

  Special Limited Partners                                             6,171,655                 5,966,387

  Limited Partners (represented by the equivalent of
      820,000 Participation Interest)                                  5,231,543                 5,023,991
                                                                    ------------              ------------
                                                                       8,940,084                 8,524,981
                                                                    ------------              ------------
                                                                    $ 12,472,017              $ 12,959,799
                                                                    ============              ============

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See notes to financial statements

                         INVESMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                    UNAUDITED
                            STATEMENTS OF OPERATIONS

                                                                          FOR THE THREE MONTHS ENDED
                                                                          --------------------------
                                                                   March 31, 2001           March 31, 2000
                                                                   --------------           --------------
Revenues:
---------
Gross revenues from real estate                                     $     3,232               $ 4,057,422
Real estate tax refund                                                  517,038                        --
Interest                                                                132,830                   472,616
                                                                    -----------               -----------
                                                                        653,100                 4,530,038
                                                                    -----------               -----------

Expenses:
---------
Real estate taxes                                                        35,653                   431,170
Interest on mortgages                                                        --                    43,584
Other expenses                                                          173,219                 1,621,638
Depreciation and amortization of real estate                                 --                   313,832
                                                                    -----------               -----------
                                                                        208,872                 2,410,224
                                                                    -----------               -----------

Income before items shown below                                         444,228                 2,119,814
Gain on Sale of Real Estate                                                  --                37,489,074
                                                                    -----------               -----------
                                                                        444,228                39,608,888
                                                                    -----------               -----------

Payments required under the Limited
  Partnership Agreement:
  To the Limited Partners                                                 3,750                     3,750
  To the General and Special Limited Partners                            25,375                    47,875
                                                                    -----------               -----------
                                                                         29,125                    51,625
                                                                    -----------               -----------
Net income transferred to Partners'
  Capital Accounts                                                  $   415,103               $39,557,263
                                                                    ===========               ===========

Net income allocable as follows (based on terms
  of the  Limited  Partnership Agreement):
  General Partners                                                  $     2,283               $   233,163
  Special Limited Partners                                              205,268                20,963,468
  Limited Partner (represented by the equivalent of
     820,000 Participation Interests - unchanged during
     the periods)                                                       207,552                18,360,632
                                                                    -----------               -----------
                                                                    $   415,103               $39,557,263
                                                                    ===========               ===========
Per Participation Interest:
  Net Income                                                        $    0.2531               $   22.3910
                                                                    ===========               ===========


See notes to financial statements.

                         INVESMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                    UNAUDITED
                            STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                                                                               2001                     2000
                                                                               ----                     ----
OPERATING ACTIVITIES:
  Net income                                                             $     415,103             $  39,557,263
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
     Depreciation and amortization of real estate                                   --                   313,832
     Gain of Sale of Real Estate                                                    --               (37,489,074)
     Amortization of deferred leasing commissions                                   --                   120,098
     Changes in operating assets and liabilities:
       Decrease (increase) in due from managing agent                          212,380                (3,884,867)
         Decrease in receivables                                                    --                   203,809
         Decrease in other assets                                                4,117                   288,653
         (Decrease) in accounts payable                                        (17,209)                 (189,986)
         (Decrease) increase in accrued real estate tax                         (8,936)                    2,150
         (Decrease) in sundry and other
           accrued  expenses                                                  (126,740)                 (263,195)
         (Decrease) in deposits and rents
           received in advance                                                      --                  (154,388)
                                                                         -------------             -------------
           Net Cash Provided (Used) by Operating
             Activities                                                        478,715                (1,495,705)
                                                                         -------------             -------------

INVESTING ACTIVITIES:
  Property Improvements                                                             --                  (137,966)
  Net proceeds from sale of real estate                                             --                40,994,457
                                                                         -------------             -------------
       Net Cash Provided by Investing Activities                                    --                40,856,491
                                                                         -------------             -------------

FINANCING ACTIVITIES:
  Distributions of net operating revenues and proceeds
     from sale of real estate to General Partners,
     Special Limited Partners and Limited Partners                            (750,000)             (111,632,257)
  Principal payments on mortgage payable                                            --                (4,000,000)
                                                                         -------------             -------------

         Net Cash (Used in) Financing Activities                              (750,000)             (115,632,257)
                                                                         -------------             -------------
           (Decrease) in Cash and Cash Equivalents)                           (271,285)              (76,271,471)

Cash and Cash Equivalents at Beginning of Period                             9,514,349                79,770,013
                                                                         -------------             -------------

Cash and Cash Equivalents at end of Period                               $   9,243,064             $   3,498,542
                                                                         -------------             -------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                               $          --             $      14,306
                                                                         =============             =============

                         INVESMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1

      As permitted by the Securities and Exchange Commission, the accompanying Unaudited Financial Statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

NOTE 2

      In the opinion of the Company, the accompanying Unaudited Financial Statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000.

NOTE 3

      The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

      The net income for Federal income tax purposes is $361,425 (March 31, 2001) and $39,197,958 (March 31, 2000) as compared with net income of $415,103 and $39,557,263 respectively, as shown in the statement of operations. The differences result principally from (a) rents received in advance and recognized currently for income tax purposes, and (b) differences in depreciation expense and gains on sale of real estate resulting from differences in the basis of real estate for tax and financial reporting purposes.

                         INVESMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross revenue from rentals for 2001 decreased approximately 100% as compared to 2000. The decrease was primarily due to the sale of 1328 Broadway, 261 Fifth Avenue and 245 Fifth Avenue Buildings which occurred during 2000. As a result of these sales, the partnership's properties consist of two parcels of undeveloped land located in Houston, Texas, and a vacant office property located in Newark, New Jersey, none of which are currently generating any rental income.

The decrease in interest income was due to the reduction of investments in Commercial Paper as a result of the distribution of net proceeds from the sales of properties to the partners.

The real estate tax refund was attributable to the settlement in 2001 of a tax certiorari appeal, filed in a prior year relating to the partnership's Chicago Properties which had been sold in 1998.

The decrease in Real Estate Taxes and other expenses is attributable to the sale of the 1328 Broadway, 261 Fifth Avenue and 245 Fifth Avenue properties, which occurred in 2000.

The decrease in interest expense was due to the repayment of mortgage principal balance in 2000 upon the sale of the 1328 Broadway property.

The decrease in depreciation and amortization of real estate was due to the sale of the 1328 Broadway, 261 Fifth Avenue and 245 Fifth Avenue properties in 2000. The Partnership's remaining office property located in Newark, New Jersey is being held as vacant and is currently held for sale. Accordingly, no depreciation is being recorded.

                         INVESMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                 Quantitative and Qualitative Disclosures About
                                   Market Risk

At March 31, 2000, Registrant had no interest bearing indebtedness and accordingly was not exposed to market risk with respect to changes in interest rates, and does not anticipate a need to seek additional borrowings.

                         INVESMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                        Exhibits and Reports on Form 8-K
                        --------------------------------

                                     -NONE-

                         INVESMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INVESTMENT PROPERTIES ASSOCIATES

                                      By:/s/ Irving Schneider
                                         ---------------------------------------
                                             Irving Schneider
                                             General and Special Limited Partner

Dated: June 15, 2001