Form 10-Q
period 2001-06-30
INVESTMENT PROPERTIES ASSOCIATES
filed 2001-09-10
CIK 52067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

                  60 East 42nd Street, New York, New York 10165
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                                       [X] Yes           [  ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                       [  ] Yes          [  ] No

      820,000 participations of Limited Partnership Interests are outstanding as of the date hereof.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                                      INDEX

                                                                     Page Number

PART I.   FINANCIAL INFORMATION

Item 1:   Financial Statements
-------
          Balance Sheets                                                 3

          Statements of Operations                                       4

          Statements of Cash Flows                                       5

          Notes to Unaudited Financial Statements                        6

Item 2:   Management's Discussion and Analysis
-------   of Financial Condition and Results of
          Operations                                                     7

Item 3:   Quantitative and Qualitative Disclosures about Market Risk     8
-------

PART II.  OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K                               9
-------

          Signatures                                                    10

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                    AS AT JUNE 30, 2001 AND DECEMBER 31, 2000

                                                          JUNE 30. 2001    DECEMBER 31, 2000
                                                          -------------    -----------------
ASSETS                                                      (Unaudited)          (Note)
------
Real estate, at cost                                       $ 8,033,347        $ 8,033,347
   Less:  Accumulated depreciation and amortization          5,880,040          5,880,040
                                                           -----------        -----------
                                                             2,153,307          2,153,307

Cash and cash equivalents                                    5,745,956          9,514,349
Due from managing agent (Helmsley-Spear, Inc.)                 687,768            730,578
Receivables, principally from rentals                           60,858              8,215
Other assets                                                   587,410            553,350
                                                           -----------        -----------
                                                           $ 9,235,299        $12,959,799
                                                           ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------

Accounts payable                                           $    92,031        $   113,368
Accrued real estate taxes                                        2,150             11,086
Distributions payable to General Partners,
   Special Limited Partners and Limited Partners                 7,214          3,915,446
Sundry liabilities and other accrued expenses                  317,410            394,918
                                                           -----------        -----------
                                                               418,805          4,434,818
                                                           -----------        -----------

Partners' Capital (Deficiency)

   General Partners                                         (2,463,794)        (2,465,397)
   Special Limited Partners                                  6,110,540          5,966,387
   Limited Partners (represented by the equivalent
      of 820,000 Participation Interests)                    5,169,748          5,023,991
                                                           -----------        -----------
                                                             8,816,494          8,524,981
                                                           -----------        -----------

                                                           $ 9,235,299        $12,959,799
                                                           ===========        ===========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          FOR THE SIX MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                                       -----------------------------   -----------------------------
                                                       JUNE 30, 2001   JUNE 30, 2000   JUNE 20, 2001   JUNE 30, 2000
                                                       -------------   -------------   -------------   -------------
Revenues:
---------
Gross revenues from real estate                           $ 11,252     $  5,854,474      $   8,020      $  1,797,052
Real estate tax refund                                     660,495               --        143,457                --
Interest                                                   196,091          953,677         63,261           481,061
                                                          --------     ------------      ---------      ------------
                                                           867,838        6,808,151        214,738         2,278,113
                                                          --------     ------------      ---------      ------------

Expenses:
---------
Real estate taxes                                          118,565          641,737         82,912           210,567
Interest on mortgages                                           --           43,584             --                --
Other expenses                                             399,510        2,309,974        226,291           688,336
Depreciation and amortization of real estate                    --          477,149             --           163,317
                                                          --------     ------------      ---------      ------------
                                                           518,075        3,472,444        309,203         1,062,220
                                                          --------     ------------      ---------      ------------
Income (Loss) before items shown below                     349,763        3,335,707        (94,465)        1,215,893
Gain on sale of real estate                                     --      151,381,339             --       113,892,265
                                                          --------     ------------      ---------      ------------
                                                           349,763      154,717,046        (94,465)      115,108,158
                                                          --------     ------------      ---------      ------------
Payments required under the Limited
   Partnership Agreement:
   To the Limited Partners                                   7,500            3,750          3,750                --
  To the General and Special Limited Partners               50,750           55,375         25,375             7,500
                                                          --------     ------------      ---------      ------------
                                                            58,250           59,125         29,125             7,500
                                                          --------     ------------      ---------      ------------

Net income (Loss) transferred to Partners'
  Capital Accounts                                        $291,513     $154,657,921      $(123,590)     $115,100,658
                                                          ========     ============      =========      ============

Net income (Loss) allocable as follows (based on
terms of the Limited Partnership Agreement):
   General Partners                                       $  1,603     $  1,107,662      $    (680)     $    874,499
   Special Limited Partners                                144,153       99,588,882        (61,115)       78,625,414
   Limited Partner (represented by the equivalent
   of 820,000 Participation Interests - unchanged
   during the periods)                                     145,757       53,961,377        (61,795)       35,600,745
                                                          --------     ------------      ---------      ------------
                                                          $291,513     $154,657,921      $(123,590)     $115,100,658
                                                          ========     ============      =========      ============
Per Participation Interest:
  Net Income (Loss)                                       $ 0.1778     $    65.8066      $ (0.0753)     $    43.4155
                                                          ========     ============      =========      ============

See notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                                                                      2001             2000
                                                                      ----             ----
OPERATING ACTIVITIES:
   Net income                                                     $   291,513     $ 154,657,921
   Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization of real estate                         --           477,149
      Gain on sale of real estate                                          --      (151,381,339)
      Amortization of deferred leasing commissions                         --           183,703
      Changes in operating assets and liabilities:
         Decrease in due from managing agent                           42,810           739,318
         (Increase) Decrease in receivables                           (52,643)          361,994
         (Increase) in other assets                                   (34,060)         (635,735)
         (Decrease) in accounts payable                               (21,337)         (358,456)
         (Decrease) Increase in accrued real estate tax                (8,936)            4,300
         (Decrease) in accrued interest                                    --           (29,278)
         (Decrease) in sundry liabilities and
           other accrued expenses                                     (77,508)         (635,512)
         (Decrease) in deposits and rents received in advance              --          (183,135)
                                                                  -----------     -------------
         Net Cash Provided By Operating Activities                    139,839         3,200,930
                                                                  -----------     -------------

INVESTING ACTIVITIES:
   Property improvements                                                   --          (595,997)
   Net proceeds from sale of real estate                                   --       165,952,915
                                                                  -----------     -------------
      Net Cash Provided By Investing Activities                            --       165,356,918
                                                                  -----------     -------------

FINANCING ACTIVITIES:

   Distributions of net operating revenues to General
      Partners, Special Limited Partners and Limited Partners      (3,908,232)     (232,972,467)
   Principal payments on mortgage payable                                  --        (4,000,000)
                                                                  -----------     -------------

      Net Cash Used in Financing Activities                        (3,908,232)     (236,972,467)
                                                                  -----------     -------------

      Decrease in Cash and Cash Equivalents                        (3,768,393)      (68,414,619)

Cash and Cash Equivalents at beginning of period                    9,514,349        79,770,013
                                                                  -----------     -------------

Cash and Cash Equivalents at end of period                        $ 5,745,956     $  11,355,394
                                                                  ===========     =============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                       $               $      72,862
                                                                  ===========     =============

See notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1

As permitted by the Securities and Exchange Commission, the accompanying unaudited financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by accounting principles generally accepted in the United States. Reference should be made to the Company's annual Report Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

NOTE 2

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 2001 and the results of operations for the three and six month periods ended June 30, 2001 and 2000.

NOTE 3

The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

The net income for Federal income tax purposes is $184,156 (June 30, 2001) and $3,385,519 (June 30, 2000) as compared with net income of $291,513 and $154,657,921 respectively, as shown in the statements of operations. The differences result principally from (a) rents received in advance and recognized currently for income tax purposes, and (b) differences in depreciation expense resulting from differences in the basis of real estate for tax and financial reporting purposes.

NOTE 5 - Subsequent Events

On July 11, 2001 the Company sold its undeveloped land in Houston, Texas for $100,000. The sales proceeds were used to pay closing costs and other commitments of approximately $4,400. In connection with the sale, the Company recognized a gain for financial reporting purposes of approximately $95,500.

On July 18, 2001, the Company paid a special dividend of $5,200,000 to its General and Special Limited Partners and holders of record as of the close of business on July 6, 2001 of its participations of Limited Partnership Interests from its available cash. In accordance with the Company's Limited Partnership Agreement, one-half of the net proceeds was distributed to the General and Special Limited Partners and one-half to the holders of its participations of Limited Partnership Interests.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross revenue from rentals for 2001 decreased approximately 100% as compared to 2000. The decrease was primarily due to the sale of the 1328 Broadway, 261 Fifth Avenue and 245 Fifth Avenue properties which occurred during 2000. Gross revenue from real estate in 2001 related to the settlement of certain closing adjustments relating to the aforementioned properties. As a result of the aforementioned property sales, the Company's properties consist of two parcels of undeveloped land located in Houston, Texas and a vacant office property located in Newark, New Jersey, none of which are currently generating any rental income.

The decrease in interest income was due to the reduction of investments in commercial paper as a result of the distribution made to partners of the net proceeds from the sales of properties.

The real estate tax refund was attributable to the settlement in 2001 of tax certiorari appeals filed in a prior year relating to the Company's Chicago properties which had been sold in 1998 and the 1328 Broadway and 261 Fifth Avenue properties which had been sold in 2000.

The decrease in real estate taxes and other expenses in 2001 as compared to 2000 is principally attributable to the sale of the 1328 Broadway, 261 Fifth Avenue and 245 Fifth Avenue properties, which occurred in 2000.

The decrease in interest expense was due to the repayment of mortgage principal balance in 2000 upon the sale of the 1328 Broadway property.

The decrease in other expenses and depreciation and amortization of real estate was due to the sale of the 1328 Broadway, 261 Fifth Avenue and 245 Fifth Avenue properties in 2000. The Company's remaining office property located in Newark, New Jersey is being held as vacant and is currently held for sale. Accordingly, no depreciation is being recorded.

On July 18, 2001, the Company paid a special dividend of $5,200,000 to its General and Special Limited Partners and holders of record as of the close of business on July 6, 2001 of its participations of Limited Partnership Interests from its available cash. In accordance with the Company's Limited Partnership Agreement, one-half of the net proceeds was distributed to the General and Special Limited Partners and one-half to the holders of its participations of Limited Partnership Interests.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2001, the Company had no interest bearing indebtedness and accordingly was not exposed to market risk with respect to changes in interest rates, and does not anticipate a need to seek additional borrowings.

                           PART II. OTHER INFORMATION

ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

None.

(b)   Reports on Form 8-K

On June 25, 2001, Registrant filed a Current Report on Form 8-K relating to the special dividend of $5,200,000 paid on July 18, 2001 to its General and Special Limited Partners and holders of its participations of Limited Partnership Interests.

On June 26, 2001, Registrant filed a Current Report on Form 8-K/A relating to the special dividend of $5,200,000 paid on July 18, 2001 to its General and Special Limited Partners and holders of its participations of Limited Partnership Interests.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

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

Dated:   September 10, 2001