Form 10-Q
period 2001-09-30
INVESTMENT PROPERTIES ASSOCIATES
filed 2001-12-04
CIK 52067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

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

                                      INDEX

                                                                     Page Number

PART I.   FINANCIAL INFORMATION

Item 1:   Financial Statements
------
          Balance Sheets                                                   3

          Statements of Operations                                         4

          Statements of Cash Flows                                         5

          Notes to Unaudited Financial Statements                          6

Item 2:   Management's Discussion and Analysis
------    of Financial Condition and Results of
          Operations                                                       7

Item 3:   Quantitative and Qualitative Disclosures About Market Risk       8
------

PART II.  OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K                                 9
------
          Signatures                                                      10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                                 BALANCE SHEETS

                 AS AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                       SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                                                       ------------------        -----------------
ASSETS                                                                     (Unaudited)                 (Note)
------
Real estate, at cost                                                      $  8,033,347              $  8,033,347
     Less:  Accumulated depreciation and amortization                        5,880,040                 5,880,040
                                                                          ------------              ------------
                                                                             2,153,307                 2,153,307

Cash and cash equivalents                                                    1,631,374                 9,514,349
Due from managing agent (Helmsley-Spear, Inc.)                                 205,430                   730,578
Receivables, principally from rentals                                            8,215                     8,215
Other assets                                                                   510,654                   553,350
                                                                          ------------              ------------
                                                                          $  4,508,980              $ 12,959,799
                                                                          ============              ============
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------

Accounts payable                                                          $     43,462              $    113,368
Accrued real estate taxes                                                       70,843                    11,086
Distributions payable to General Partners,
     Special Limited Partners and Limited Partners                               7,214                 3,915,446
Sundry liabilities and other accrued expenses                                  319,114                   394,918
                                                                          ------------              ------------
                                                                               440,633                 4,434,818
                                                                          ------------              ------------
Partners' Capital (Deficiency)

     General Partners                                                       (2,489,908)               (2,465,397)
     Special Limited Partners                                                3,762,581                 5,966,387
     Limited Partners (represented by the equivalent
       of 820,000 Participation Interests)                                   2,795,674                 5,023,991
                                                                          ------------              ------------
                                                                             4,068,347                 8,524,981
                                                                          ------------              ------------

                                                                          $  4,508,980              $ 12,959,799
                                                                          ============              ============

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       FOR THE NINE MONTHS               FOR THE THREE MONTHS
                                                                       -------------------               --------------------
                                                                              ENDED                             ENDED
                                                                              -----                             -----
                                                                SEPT 30, 2001     SEPT 30, 2000     SEPT 30, 2001     SEPT 30, 2000
                                                                -------------     -------------     -------------     -------------
Revenues:
---------
Gross revenues from real estate                                 $     62,788      $  5,726,371      $     51,536       $   (128,103)
Real estate tax refund                                             1,245,541                --           585,046                 --
Interest                                                             212,988         1,114,994            16,897            161,317
Other Income                                                          43,139                --            43,139                 --
                                                                ------------      ------------      ------------       ------------
                                                                   1,564,456         6,841,365           696,618             33,214
                                                                ------------      ------------      ------------       ------------

Expenses:
---------
Real estate taxes                                                    187,258           460,353            68,693           (181,384)
Interest on mortgages                                                     --            43,584                --                 --
Other expenses                                                       641,554         2,549,095           242,044            239,121
Depreciation and amortization of real estate                              --           536,818                --             59,669
                                                                ------------      ------------      ------------       ------------

                                                                     828,812         3,589,850           310,737            117,406
                                                                ------------      ------------      ------------       ------------

Income (loss) before items shown below                               735,644         3,251,515           385,881            (84,192)
Gain on sale of real estate                                           95,096       150,500,239            95,096           (881,100)
                                                                ------------      ------------      ------------       ------------
                                                                     830,740       153,751,754           480,977           (965,292)
                                                                ------------      ------------      ------------       ------------

Guaranteed payments required under the
Limited Partnership Agreement:
  To the Limited Partners                                             11,250             3,750             3,750                 --
  To the General and Special Limited Partners                         76,125            59,429            25,375              4,054
                                                                ------------      ------------      ------------       ------------
                                                                      87,375            63,179            29,125              4,054
                                                                ------------      ------------      ------------       ------------

Net income (loss) transferred to Partners'
Capital Accounts                                                $    743,365      $153,688,575      $    451,852       $   (969,346)
                                                                ============      ============      ============       ============

Net income (loss) allocable as follows (based
on terms of the Limited Partnership
Agreement):
  General Partners                                              $      4,088      $  1,102,331      $      2,485       $     (5,331)
  Special Limited Partners                                           367,594        99,109,540           223,441           (479,342)
  Limited Partners (represented by the equivalent
    of 820,000 Participation Interests
    - unchanged during the periods)                                  371,683        53,476,704           225,926           (484,673)
                                                                ------------      ------------      ------------       ------------

                                                                $    743,365      $153,688,575      $    451,852       $   (969,346)
                                                                ============      ============      ============       ============
Per Participation Interest:
  Net income (loss)                                             $     0.4533      $    65.2155      $     0.2755       $    (0.5911)
                                                                ============      ============      ============       ============

See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

                                                                                    2001                   2000
                                                                                    ----                   ----
OPERATING ACTIVITIES:
     Net income                                                                $     743,365          $ 153,688,575
     Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization of real estate                                       --                536,818
       Gain on sale of real estate                                                  (138,235)          (150,500,239)
       Amortization of deferred leasing commissions                                       --                232,161
       Changes in operating assets and liabilities:
        Decrease in due from managing agent                                          525,148              2,237,301
        Decrease in receivables                                                           --                361,993
        Decrease in other assets                                                      42,209                232,294
        Decrease in accounts payable                                                 (26,767)              (475,621)
        Increase in accrued real estate taxes                                         59,757                 90,531
        Decrease in accrued interest                                                      --                (29,278)
        Decrease in sundry liabilities and other accrued expenses                    (75,804)              (648,684)
        Decrease in deposits and rents received in advance                                --             (1,696,853)
                                                                               -------------          -------------

        Net Cash Provided By Operating Activities                                  1,129,673              4,028,998
                                                                               -------------          -------------

INVESTING ACTIVITIES:
     Property improvements                                                                --             (1,477,097)
     Net proceeds from sale of real estate                                            95,583            165,952,915
                                                                               -------------          -------------
         Net Cash Provided By Investing Activities                                    95,583            164,475,818
                                                                               -------------          -------------

FINANCING ACTIVITIES:
     Distributions of net operating revenues to General
       Partners, Special Limited Partners and Limited Partners                    (9,108,231)          (234,979,781)
     Principal payments on mortgage payable                                               --             (4,000,000)
                                                                               -------------          -------------
         Net Cash Used in Financing Activities                                    (9,108,231)          (238,979,781)
                                                                               -------------          -------------

Decrease in Cash and Cash Equivalents                                             (7,882,975)           (70,474,965)

Cash and Cash Equivalents at beginning of period                                   9,514,349             79,770,013
                                                                               -------------          -------------

Cash and Cash Equivalents at end of period                                     $   1,631,374          $   9,295,048
                                                                               =============          =============

Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                                    $          --          $      72,862
                                                                               =============          =============

See accompanying notes to financial statements.

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

NOTE 2

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 2001 and the results of operations for the three and nine month periods ended September 30, 2001 and 2000.

NOTE 3

The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

The net (loss) income for Federal income tax purposes is $(16,783) (September 30, 2001) and $146,390,123 (September 30, 2000) as compared with net income of $743,365 and $153,688,575 respectively, as shown in the statements of operations. The differences result principally from (i) rents received in advance and recognized currently for income tax purposes, and (ii) differences in depreciation expense and gain on the sale of real estate resulting from differences in the basis of real estate for tax and financial reporting purposes.

NOTE 5 - Sale of Property

On July 11, 2001 the Company sold its undeveloped land in Houston, Texas for $100,000. The sales proceeds were used to pay closing costs and other commitments of approximately $5,000. In connection with the sale, the Company recognized a gain for financial reporting purposes of approximately $95,000.

NOTE 6 - Distributions to Partners

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

NOTE 7 - Subsequent Event

On October 22, 2001, the Company signed a contract, subject to certain closing conditions, to sell its only remaining property, a vacant commercial office building located at 570 Broad Street, Newark, New Jersey, for a purchase price of $11,500,000. However, there can be no assurances that such sale will be consummated.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross revenue from rentals for 2001 decreased approximately 100% as compared to 2000. The decrease was primarily due to the sale of the 1328 Broadway, 261 Fifth Avenue and 245 Fifth Avenue properties which occurred during 2000. Gross revenue from real estate in 2001 related to the settlement of certain closing adjustments relating to the sales of the aforementioned. As a result of the aforementioned property sales, in 2001 the Company's properties consist of two parcels of undeveloped land located in Houston, Texas (which were sold on July 11, 2001) and a vacant office property located at 570 Broad Street, Newark, New Jersey (which is under contract for sale, subject to certain closing conditions), neither of which are currently generating any rental income.

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

The decrease in depreciation and amortization of real estate was due to the sale of the 1328 Broadway, 261 Fifth Avenue and 245 Fifth Avenue properties in 2000. The Company's remaining office property located in Newark, New Jersey is being held as vacant. Accordingly, no depreciation is being recorded.

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

On October 22, 2001, the Company signed a contract, subject to certain closing conditions, to sell its only remaining property, a vacant commercial office building located at 570 Broad Street, Newark, New Jersey, for a purchase price of $11,500,000. However, there can be no assurances that such sale will be consummated.

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
                        (A New York Limited Partnership)

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2001, the Company had no interest bearing indebtedness and accordingly was not exposed to market risk with respect to changes in interest rates, and does not anticipate a need to seek additional borrowings.

                           PART II. OTHER INFORMATION

ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

None.

(b)   Reports on Form 8-K

On October 24, 2001, the Registrant filed a Current Report on Form 8-K relating to the sale of its 570 Broad Street, Newark, New Jersey property, which is subject to certain closing conditions.

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

Dated: December 4, 2001