Form 10-K
period 2001-12-31
INVESTMENT PROPERTIES ASSOCIATES
filed 2002-03-25
CIK 52067

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                         Commission File Number: 0-5537

                        INVESTMENT PROPERTIES ASSOCIATES
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

A New York Limited Partnership                           13-2647723
------------------------------              ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

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

                 Participations of Limited Partnership Interests
                 -----------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes [X]          No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2001 is not applicable.

The number of Participations of Limited Partnership Interests outstanding of the Registrant as of December 31, 2001 was 820,000.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                             Yes [ ]          No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                        Investment Properties Associates

                                    Form 10-K

                   For The Fiscal Year Ended December 31, 2001

                                      INDEX

                                                                            Page
                                                                            ----

Part I      ............................................................... 1
Item 1.     Business....................................................... 1
Item 2.     Properties..................................................... 4
Item 3.     Legal Proceedings.............................................. 4
Item 4.     Submission of Matters to a Vote of Security Holders............ 4

Part II     ............................................................... 5
Item 5.     Market for the Registrant's Participation Interests and
              Related Security Holder Matters.............................. 5
Item 6.     Selected Financial Data........................................ 8
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 8
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk..... 13
Item 8.     Financial Statements and Supplementary Data.................... 13
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................... 13

Part III    ............................................................... 14
Item 10.    General Partners of the Registrant............................. 14
Item 11.    Executive Compensation......................................... 15
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management............................................... 16
Item 13.    Certain Relationships and Related Transactions................. 18

Part IV     ............................................................... 19
Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K.......................................... 19
            Signatures..................................................... 21

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

Item 1. Business.
------- ---------

      General.

      Investment Properties Associates ("IPA" or "Registrant") is a limited partnership formed in accordance with the New York Revised Limited Partnership Act, and pursuant to a Limited Partnership Agreement, dated as of May 15, 1969, and as amended on October 2, 1969, October 31, 1969, December 3, 1969 and May 30, 1997 (the "Partnership Agreement"). The Registrant's sole business is the ownership and operation of commercial real estate.

      Current Property.

      On October 22, 2001, Registrant signed a contract, subject to certain closing conditions, to sell its only remaining property, a vacant commercial office building located at 570 Broad Street, Newark, New Jersey, for a purchase price of $11,500,000. In connection with the contract, Registrant received non-refundable deposits from the buyer in the amount of $1,500,000. In January 2002, due to the buyer's inability to satisfy the closing conditions, the contract expired and Registrant resumed marketing activities with respect to the Property. Registrant retained the non-refundable deposits from the buyer in the amount of $1,500,000.

      Sales of Property.

      On July 11, 2001, Registrant sold its interest in two parcels of undeveloped land in Houston, Texas for a sales price of $100,000. In connection with the sale, Registrant recognized a gain of approximately $95,000, after payment of closing costs and other commitments of approximately $5,000.

      Dividends.

      On June 25, 2001, Registrant declared a special dividend of $5,200,000 from its available cash to its General Partners and Special Limited Partners and holders of record of the Participations of Limited Partnership Interests (the "PPIs") as of the close of business on July 6, 2001. In accordance with the Partnership Agreement, a distribution of $2,600,000 was paid to the General Partners and Special Limited Partners and $2,600,000 was paid to the holders of PPIs.

      On December 21, 2001, Registrant declared a special dividend of $410,000 to its General Partners and Special Limited Partners and holders of record of the PPI's as of the close of business on December 31, 2001 from its available cash. In accordance with the Registrant's Partnership Agreement, $205,000 will be distributed to the General Partners and Special Limited Partners and $205,000 will be distributed to the holders of its PPIs. In addition, as of December 31, 2001, Registrant has accrued a distribution in the amount of $280,965 in respect of 2001 net operating revenues, of which $140,482 will be paid to its General Partners and Special Limited Partners and $140,483 will be paid to the holders of record of the PPIs. These dividends will be paid on March 31, 2002.

      Background.

      Harry B. Helmsley, a General Partner of Registrant, died on January 4, 1997. Upon his death, Mr. Helmsley's general partnership interest in Registrant was converted to a special limited partner interest, which was inherited by his spouse, Leona M. Helmsley, from Mr. Helmsley's estate as of December 31, 1997 (the "Converted Special L.P. Interest"). Under the terms of the Partnership Agreement as in effect on the date of Mr. Helmsley's death, the General Partners were required to create a new limited partnership with the same attributes as Registrant and to convey all of the assets and liabilities of Registrant to such entity. Such action would have involved substantial transfer tax, insurance premium costs and other related expenses and no benefit to the partners of Registrant or to the holders of PPIs in the limited partnership interest of the limited partner of Registrant. Accordingly, Registrant obtained the approval of the holders of a majority of the PPIs to, among other things, amend the Agreement to permit the remaining General Partners to elect to continue the business of Registrant in the event of the death of a General Partner and to make such election with respect to the death of Mr. Helmsley. Such amendments were effective on May 30, 1997 (the "Amendments"). As contemplated by the amended Partnership Agreement, effective July 3, 1997, H Associates L.L.C. ("H Associates"), an entity owned by Leona M. Helmsley, was admitted as a General Partner of Registrant. H Associates' economic interest in Registrant was acquired from Helmsley-Noyes Company, Inc., also a General Partner of Registrant.

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

      (a) Financial  Information  About Segments.
          ---------------------------------------  Registrant's sole business is the ownership and operation of commercial real estate. All of Registrant's revenues, operating profit or loss and assets relate solely to such industry segment.

      (b) Narrative  Description of Business.
          -----------------------------------  Registrant's only business is the ownership and operation of commercial real properties. During 2000, Registrant disposed of its remaining income producing properties and, at December 31, 2001, Registrant's remaining real property consisted of one vacant commercial office building, which was held under contract for sale, subject to certain closing conditions. In January 2002, due to the buyer's inability to satisfy the closing conditions, the contract expired and Registrant resumed marketing activities with respect to the Property. The primary cost associated with Registrant's remaining Property is real estate taxes. All of the real property owned and operated by Registrant is set forth in Item 2.

      Registrant's needs for working capital are satisfied by existing cash balances which were generated primarily from previous sales of properties.

      Registrant employs one person who handles maintenance of the remaining Property. All of the Registrant's other operating functions, which consist primarily of property management and administrative services, are performed by Helmsley-Spear, Inc. ("HSI") or affiliates of HSI, which entities may be deemed to be affiliates of Registrant. Management fees and leasing commissions charged by HSI aggregated approximately $0, $393,000 and $1,288,000 during the fiscal years ended December 31, 2001, 2000 and 1999, respectively. HSI also earned $3,000, $6,754,000 and $3,962,000 in brokerage commissions in 2001, 2000 and
1999, respectively, in connection with the sale of two parcels of undeveloped land in Houston, Texas in 2001, the 50% undivided interest in the Marbridge Building and the 245 Fifth Avenue and 261 Fifth Avenue properties in 2000 and the Mojud and 1440 Broadway properties in 1999. Registrant believes that such services are supplied at prices that approximate those that would be available from non-affiliates. See Item 13.

Item 2. Properties.
------- -----------

      General. At December 31, 2001, Registrant's Property included fee title to one vacant commercial office building. The Property is located at 570 Broad Street, Newark, New Jersey.

      The table below sets forth a description of the Property owned by Registrant on December 31, 2001, its location, type of ownership and rentable area in square feet.

                                                                  Total Rentable
Property                 Description               Ownership      Area (Sq. Ft.)
--------                 -----------               ---------      --------------

570 Broad Street

Newark, New Jersey(1)    14-story office bldg.     Fee            190,000

(1) The Property has been vacant since 1996, and was held under contract for sale, subject to certain closing conditions. In January 2002, due to the buyer's inability to satisfy the closing conditions, the contract expired and Registrant resumed marketing activities with respect to the Property.

Item 3. Legal Proceedings.
------- ------------------

      There are no material pending legal proceedings to which Registrant is a party or of which any of Registrant's property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.
------- ----------------------------------------------------

      No matters were submitted to a vote of holders of PPIs at a meeting or otherwise during the fourth quarter of 2001.

                                     PART II

Item 5. Market for the Registrant's Participation Interests and Related Security
------- ------------------------------------------------------------------------
        Holder Matters.
        ---------------

      Market Information.

      As discussed above, Registrant is a limited partnership. PPIs represent the beneficial interest of the Registrant's sole Limited Partner. On September 27, 2000, PPI's ceased to be traded in the over-the-counter ("OTC") market on the National Association of Securities Dealers Automated Quotations System ("NASDAQ") under the symbol "IVPA." After such date, the PPI's have continued to trade in the non-OTC market on the NASDAQ under the symbol "IVPA." During the fiscal year of 2001, and at December 31, 2001, there was no established public trading market for these securities and quotations are limited and sporadic.

      The following quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of high and low closing bid quotations for PPIs for the two most recent fiscal years was as follows:

                            2001(1)                    2000(2)
                       -----------------         ------------------
                       High          Low         High          Low
                       ----         ----         ----          ----
      First Qtr.       2.50           1           150           50
      Second Qtr.      3.50         2.95          80           3.75
      Third Qtr.       3.50         0.10           9            6
      Fourth Qtr.        7          0.60           7            5

      (1) Trading volume for PPIs was low and quotations are limited and sporadic.

      (2) Quotations from January 1, 2000 through September 26, 2000 are OTC NASDAQ market quotations. All quotations on and after September 27, 2000 are non-OTC NASDAQ market quotations. Trading volume for PPIs was low and quotations are limited and sporadic.

      Holders.

      As of December 31, 2001, there were 505 holders of record of PPIs.

      Dividends.

      Pursuant to the Partnership Agreement, Registrant is required to make certain cash distributions to holders of PPIs. Net operating revenues for each calendar year are distributable to the partners of Registrant approximately as follows:

      General Partners (as a group):                                       .55%
          Irving Schneider
          Minlyn, Inc.
          ScogBell AG, Inc. (formerly known as
          Helmsley-Noyes Company, Inc.)
          ScogBell

      Converted Special L.P. Interest:                                     .95%
          ScogBell

      Special Limited Partners (as a group):                             48.50%
          ScogBell
          Irving Schneider

      Limited Partner (nominee for holders of PPIs):                      50.0%

      The Limited Partner is the nominee for the holders of PPIs and all distributions to the Limited Partner are distributed ratably to the holders of 820,000 Participations of Partnership Interests. If with respect to any calendar year the Limited Partner's distributive share (computed on the same basis as that used in preparing Registrant's Federal income tax return) of income (loss), plus one-half of such partner's distributive share of long-term capital gains, exceeds the net operating revenue allocated to the Limited Partner as referred to in the preceding paragraph, then Registrant must also distribute additional funds in an amount equal to such excess to the holders of PPIs. If Registrant does not have funds for such distribution (from cash on hand or borrowings), the Partnership Agreement obligates the General Partners to lend or contribute funds to Registrant for such purpose.

      In 2001, Registrant had "net operating revenues" of $280,965, of which $140,483 in the aggregate (or $0.17132 per PPI) will be distributed on March 31, 2002 to the holders of PPI's and $140,482 will be distributed to the Special Limited Partners and the General Partners. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      On July 18, 2001, Registrant paid a special dividend of $5,200,000 to its General Partners and Special Limited Partners and holders of record as of the close of business on July 6, 2001 of its PPIs from its available cash, of which $2,600,000 was paid to the General Partners and Special Limited Partners and $2,600,000 was paid to the holders of its PPIs.

      On December 21, 2001, Registrant declared a special dividend of $410,000 to its General Partners and Special Limited Partners and holders of record of its PPIs as of the close of business on December 31, 2001. In accordance with the Registrant's Partnership Agreement, $205,000 will be distributed to the General Partners and Special Limited Partners and $205,000 will be distributed to the holders of its PPIs. Such distribution will be paid on March 31, 2002, together with the aforementioned 2001 net operating revenues.

      In 2000, Registrant had "net operating revenues" of $3,908,231, of which $1,954,116 in the aggregate (or $2.38 per PPI) was distributed on March 31, 2001 to the holders of record of PPIs as of December 31, 2000 and an aggregate of $1,954,116 was also distributed to the Special Limited Partners and General Partners on that date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      On January 18, 2000, Registrant declared a special dividend of $37,000,000 to its General Partners and Special Limited Partners and holders of record of its PPIs from its available cash in connection with the sale on such date of Registrant's 50% undivided interest in the Marbridge Building, of which $18,500,000 was paid to the General Partners and Special Limited Partners in January of 2000 and $18,500,000 was paid to the holders of its PPIs in February of 2000.

      On May 8, 2000, Registrant declared a special dividend of $120,000,000 to its General Partners and Special Limited Partners and holders of record of its PPIs from its available cash in connection with the sale of the 245 and 261 Fifth Avenue properties, of which $60,000,000 was paid to the General Partners and Special Limited Partners in May of 2000 and $60,000,000 was paid to the holders of its PPIs in June of 2000.

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

Item 6. Selected Financial Data.
------- ------------------------

                                    2001             2000               1999               1998              1997
                                    ----             ----               ----               ----              ----
Income Statement Data
Gross revenues from real        $  143,887       $  5,969,098       $ 31,640,834       $ 43,454,081       $46,463,473
estate
Net Income transferred to       $  376,061       $153,829,678       $150,779,832       $112,747,733       $ 8,726,836
Partner's capital accounts
Net operating revenues, as      $  280,965       $  3,908,231       $ 12,606,987       $  9,803,570       $ 9,174,787
defined
Net income per PPI:             $   0.1713       $    65.3015       $    87.8823       $    60.4848       $    5.5280
Balance Sheet Data
Total assets                    $5,631,958       $ 12,959,799       $102,611,031       $ 49,762,234       $53,585,976
Mortgages payable               $       --       $         --       $  4,000,000       $ 23,847,488       $36,847,488
Affiliate Loans                 $       --       $         --       $         --       $         --       $18,000,000

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
        of Operations.
        --------------

      Liquidity and Capital Resources

      Registrant disposed of two unimproved parcels of land in Houston, Texas during 2001. At December 31, 2001, Registrant's remaining Property consisted of one vacant commercial office building located in Newark, New Jersey, which was under contract for sale, subject to certain closing conditions. In connection with this contract, Registrant received non-refundable deposits aggregating $1,500,000 from the prospective buyer. In January 2002, due to the inability of the buyer to satisfy the closing conditions, the contract expired and Registrant resumed marketing activities with respect to the Property. Registrant will seek to consummate a sale of this property during 2002, after which the Registrant will initiate steps to wind up its affairs, but there can be no assurance that such sale will be consummated.

      On July 11, 2001, Registrant sold its undeveloped land in Houston, Texas for $100,000. The sale proceeds were used to pay closing costs and other commitments of approximately $5,000. In connection with this sale, Registrant recognized a gain of approximately $95,000.

      On July 18, 2001, Registrant paid a special dividend of $5,200,000 to its General Partners and Special Limited Partners and holders of record as of the close of business on July 6, 2001 of its PPIs from its available cash, of which $2,600,000 was paid to the General Partners and Special Limited Partners and $2,600,000 was paid to the holders of its PPIs.

      On December 21, 2001, Registrant declared a special dividend of $410,000 to its General Partners and Special Limited Partners and holders of record of its PPIs as of the close of business on December 31, 2001. In accordance with the Registrant's Partnership Agreement, $205,000 will be distributed to the General Partners and Special Limited Partners and $205,000 will be distributed to the holders of its PPIs.

      In addition, Registrant is required to make certain cash distributions to its partners for each year (see Item 5). Accordingly, Registrant has accrued distributions in the amount of $280,965 in respect of 2001 net operating revenues, of which $140,482 will be paid to the Special Limited Partners and the General Partners, and $140,483 will be paid to the holders of record of its PPIs.

      The aforementioned special dividend and 2001 net operating revenues, in the combined aggregate amount of $690,965, will be distributed on March 31, 2002.

      Registrant anticipates satisfying its working capital requirements for fiscal year 2002 generally through existing cash reserves. Registrant also anticipates generating additional liquidity through the consummation of the sale of its remaining property; however, there can be no assurances that such sale will be consummated.

      Net cash provided by operating activities was approximately $2.3 million in 2001, as compared to $4.4 million in 2000. Such decrease was primarily due to decreased property operating income as a result of the sale of Registrant's New York properties in 2000. Net cash provided by investing activities was approximately $95,000 in 2001, as compared to $164.4 million in 2000. Such decrease was primarily attributable to a net decrease in the proceeds received from the sales of properties of $164.9 million. Net cash used in financing activities was approximately $9.1 million in 2001, as compared to $239 million in 2000. Such decrease was primarily due to decreased distributions of approximately $226 million and repayment in 2000 of Registrant's 50% share of the mortgage on the Marbridge Building in connection with the sale of its undivided interest in that property.

      Results of Operations

2001 Compared to 2000
---------------------

      Gross Revenues from real estate for 2001 decreased approximately $5,825,000 (approximately 98%) as compared to 2000, primarily due to the impact of the sales of the 50% undivided interest in the Marbridge Building (sold in January of 2000), and the 245 Fifth Avenue and 261 Fifth Avenue properties (sold in May of 2000), representing all of Registrant's remaining income producing properties. Total expenses decreased by approximately $2,311,000 (approximately 63%) as a result of the aforementioned property sales. Net income for 2001 decreased approximately $153,454,000 primarily due to a decrease of approximately $150,405,000 in the gain on sale of real estate offset by a decline in property operating income of approximately $3,083,000 as a result of the aforementioned property sales.

      During 2001, gross revenue from real estate was generated primarily by the final settlement of certain closing adjustments and prorations associated with the sales of properties which occurred during 2000. During 2000, Registrant's rental income was generated by the operations of its 50% undivided interest in the Marbridge Building and the 245 and 261 Fifth Avenue properties, which were sold during 2000.

      Interest and other income in 2001 increased approximately $432,000 (approximately 37%) primarily due to the receipt in 2001 of $1,293,000 in real estate tax refunds relating to the Marbridge Building and 261 Fifth Avenue Building (which were sold in 2000), and the 6 North Michigan Avenue, 360 North Michigan Avenue and One LaSalle properties (which were sold in 1998), offset by decreased interest income of approximately $861,000 due to reduced investments in commercial paper as a result of distributions in 2000 of the net proceeds of sales of properties.

      For 2001, Registrant incurred no interest expense due to the repayment in 2000 of Registrant's 50% share of the $8,000,000 mortgage loan on the Marbridge Building in connection with the sale of Registrant's 50% undivided interest in such property.

      Registrant's real estate tax expense in 2001 decreased approximately $290,000 (approximately 53%), due to the sale of its 50% undivided interest in the Marbridge Building in January 2000 and the sale of the 261 and 245 Fifth Avenue properties in May 2000.

      Management fees decreased approximately $110,000 (100%), because Registrant had no income producing properties during 2001, and as a result, incurred no management fees. In 2000, management fees were incurred with respect to Registrant's 50% undivided interest in the Marbridge Building, 245 Fifth Avenue and 261 Fifth Avenue properties, all of which were sold in 2000.

      Payroll   and   related   expenses   decreased    approximately   $303,000
(approximately 70%), due to the sale of the aforementioned properties in 2000.

      Repairs and maintenance expenses decreased approximately $239,000 (100%), due to the sale of the aforementioned properties in 2000.

      Other property expenses decreased approximately $692,000 (approximately 84%), due to the sale of the aforementioned properties in 2000.

      Administrative expenses increased approximately $196,000 (approximately 31%), primarily due to the payment in 2001 of a $250,000 settlement relating to an escalation dispute with a former tenant.

      Depreciation and amortization expenses decreased approximately $830,000 (100%), due to the sales of the aforementioned properties in 2000. Registrant's remaining property, a vacant office building, is classified as property held for sale and depreciation is not recorded.

2000 Compared to 1999
---------------------

      Gross Revenues from rentals for 2000 decreased approximately $25,672,000 (approximately 81%) as compared to 1999, primarily due to the impact of the sales of the 50% undivided interest in the Marbridge Building (sold in January of 2000), the 245 Fifth Avenue and 261 Fifth Avenue properties (sold in May of
2000), and the sale of the 1440 Broadway property (sold in December of 1999). Total expenses decreased by approximately $14,160,000 (approximately 79%) as a result of the aforementioned property sales. Net income for 2000 increased approximately $3,050,000 primarily due to an increase of approximately $14,065,000 in the gain on sale of real estate offset by a decline in property operating income of approximately $11,196,000 as a result of the aforementioned property sales.

      During 2000, Registrant's rental income was generated by the operations of its 50% undivided interest in the Marbridge Building and the 245 and 261 Fifth Avenue properties, which were sold during 2000.

      For 2000, Registrant's interest expense decreased approximately $1,633,000 (approximately 97%), due to the repayment of Registrant's 50% share of the $8,000,000 mortgage loan on the Marbridge Building on January 18, 2000 in connection with the sale of Registrant's 50% undivided interest in such property.

      Registrant's real estate tax expense in 2000 decreased approximately $4,086,000 (approximately 88%), due to the sale of its 50% undivided interest in the Marbridge Building in January of 2000 and the sale of the 261 and 245 Fifth Avenue properties in May of 2000. Registrant, under certain commercial leases, was able to pass a portion of the increases in real estate taxes, operating expenses and increases in the consumer price index to the tenants based on lease escalation clauses.

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

      Recent Accounting Pronouncements.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Registrant expects to adopt FAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Registrant's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
-------- -----------------------------------------------------------

      At December 31, 2001, Registrant had no interest bearing indebtedness and accordingly was not exposed to market risk with respect to changes in interest rates, and does not anticipate a need to seek additional borrowing.

Item 8. Financial Statements and Supplementary Data.
------- --------------------------------------------

      The response to this Item 8 is submitted in a separate section of this report.

Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------  ----------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

      None.

                                    PART III

Item 10. General Partners of the Registrant.
-------- -----------------------------------

      Registrant is a limited partnership formed in accordance with the New York Revised Limited Partnership Act. It does not have directors or executive officers. The information set forth below is provided with respect to the General Partners of the Registrant, who may be considered to occupy positions equivalent to directors or executive officers. There is no specific term of office for any General Partner of the Registrant. Each General Partner, with the exception of ScogBell, has served in such capacity since December 4, 1969.

      The names, ages, and business experience during the past five years of the General Partners of the Registrant, including their principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupations and employment were carried on, is as follows:

      Irving Schneider - 82; Executive Vice President of Helmsley-Spear, Inc. Mr. Schneider has been in the real estate business for over 50 years and owns and operates, individually or through partnerships, numerous real estate investments.

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

Item 11. Executive Compensation.
-------- -----------------------

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

      Paragraph 11A(3) of the Partnership Agreement provides for certain guaranteed payments to be made to the General Partners and Special Limited Partners of Registrant equal to 8-3/4% per annum of their "Remaining Original Cash Contribution." The Remaining Original Cash Contribution is $1,500,000, less the cumulative amounts distributed to the General Partners and Special Limited Partners from time to time in respect of the net proceeds from the sale of Registrant's properties. The Remaining Original Cash Contributions of December 31, 2001 was $1,160,000. For the fiscal year ended December 31, 2001, Registrant paid or accrued, pursuant to such paragraph 11A(3), guaranteed payments to the General Partners and Special Limited Partners in an aggregate amount of $101,500 as follows: Irving Schneider - $33,732, ScogBell - $67,576, ScogBell AG, Inc. (formerly known as Helmsley-Noyes Company, Inc.) - $91 and Minlyn, Inc. - $101.

      Under the terms of the Partnership Agreement, since January 1, 1973, the General Partners are entitled to receive an annual payment equal to 1/2% of the gross revenue from real estate of the Registrant. During the fiscal year ended December 31, 2001, the General Partners waived their right to such payment. Mr. Schneider and ScogBell are entitled to receive distributions of net operating revenues in each of their respective capacities as Special Limited Partners. See "Item 5" above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

      (a) Registrant is a limited partnership. Except to the extent set forth below, it does not have voting securities. The right to control the business of Registrant is vested in the General Partners of Registrant by virtue of provisions of the Partnership Agreement and the New York Revised Limited Partnership Act.

      The Partnership Agreement provides for modification or amendments of the Partnership Agreement upon obtaining the consents or affirmative votes of specified percentages of the Special Limited Partners and the Limited Partners, each voting as a class. The sole limited partner votes as directed by the holders of PPIs.

      To the extent that the Special Limited Partnership Interests and PPIs are considered voting securities, the following information is provided as to holders of 5% or more of each such class at December 31, 2001:

                                Name and Address of                   Amount and Nature of     Percent
Title of Class                  Beneficial Owner                      Beneficial Ownership     of Class
--------------                  ----------------                      --------------------     --------
Special Limited                 ScogBell                              Direct                    66.66%
Partnership Interest            660 Madison Ave.
                                New York, NY  10021

                                Irving Schneider                      Direct                    33.34%
                                880 Fifth Avenue
                                New York, NY

Converted Special Limited       ScogBell                              Direct                   100.00%
Partner Interest                660 Madison Ave.
                                New York, NY  10021

PPIs                            ScogBell                              310,927(1)                37.92%
                                660 Madison Ave.
                                New York, NY  10021

                                Long Island Jewish Medical Center     90,095                    10.99%
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

      (b) Registrant is a limited partnership and, as such, its affairs are managed by its General Partners. The following table sets forth the amount and nature of the beneficial ownership at December 31, 2001 of each class of partnership interests by its General Partners individually and as a group:

                              Name and Address of        Amount and Nature of
Title of Class                Beneficial Owner           Beneficial Ownership       Percent of Class
--------------                -------------------        --------------------       ----------------
General Partnership           Irving Schneider           Direct(1)                   90.91%
Interests                     880 Fifth Avenue
                              New York, NY

                              ScogBell                   Indirect                     9.09%
                              660 Madison Ave.
                              New York, NY  10021

                              As a group                                            100.00%

Special Limited               ScogBell                   Direct(2)                   66.66%
Partnership Interests         660 Madison Ave.
                              New York, NY  10021

                              Irving Schneider           Direct(2)                   33.34%
                              880 Fifth Avenue
                              New York, NY

                              As a group                                            100.00%

Converted Special Limited     ScogBell                   Direct(2)                  100.00%
Partner Interest              660 Madison Ave.
                              New York, NY  10021


Participation Interests       ScogBell                   310,927                     37.92%
                              660 Madison Ave.
                              New York, NY  10021        Direct(3)

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

Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

      (a)   Transactions with Management and Others.

            None.

      (b)   Certain Business Relationships.

      As set forth in Item 11(a) above, during the year ended December 31, 2001, Registrant paid certain fees and certain guaranteed payments to each of its corporate General Partners, ScogBell AG, Inc. (formerly known as Helmsley-Noyes Company, Inc.) and Minlyn, Inc., pursuant to the Partnership Agreement. See Item 10 hereof as to the ownership of said corporations. In 2001, HSI earned $3,000 in brokerage commissions in connection with the sale of two parcels of undeveloped land in Houston, Texas. The amount of the commissions paid for such services is believed by Registrant to be no more than the amount which Registrant would be required to pay to unrelated parties performing such services.

      (c)   Indebtedness of Management.

            None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------- -----------------------------------------------------------------

      (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

      (a) (3) Exhibits. Subject to Rule 12b-32 of the Securities Exchange Act of 1934 regarding incorporation by reference, listed below are the exhibits which are filed as part of this report and are hereby incorporated by reference (according to the numbers assigned to them in Item 601 of Regulation S-K):

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

      (b) Reports on Form 8-K filed during the period covered by this Report:

            (i) On June 25, 2001, Registrant filed a Current Report on Form 8-K relating to the special dividend of $5,200,000 paid on July 18, 2001 to its General Partners and Special Limited Partners and holders of its PPIs.

            (ii) On June 26, 2001, Registrant filed a Current Report on Form 8-K/A relating to the special dividend of $5,200,000 paid on July 18, 2001 to its General Partners and Special Limited Partners and holders of its PPIs.

            (iii) On October 24, 2001, Registrant filed a Current Report on Form 8-K relating to the contract to sell 570 Broad Street, Newark, New Jersey for $11,500,000.

            (iv) On December 28, 2001, Registrant filed a Current Report on Form 8-K relating to a special dividend of $410,000 to its General Partners and Special Limited Partners and holders of record as of the close of business on December 31, 2001 of its PPIs.

      (c) Financial Statement Schedules. The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of New York, State of New York, on March 25, 2002.

                                        INVESTMENT PROPERTIES ASSOCIATES

                                        By: /s/ Irving Schneider
                                            -------------------------------
                                            Irving Schneider
                                            General Partner; Financial and
                                              Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 25, 2002.

           Signature                             Title
           ---------                             -----

/s/ Irving Schneider                         General Partner,
------------------------------------         Principal Executive,
Irving Schneider                             Financial and
                                             Accounting Officer

MINLYN, INC.                                 General Partner

By: /s/ Irving Schneider
    --------------------------------
    Irving Schneider
    President

SCOGBELL AG, INC.                            General Partner

By: /s/ Craig Effron
    --------------------------------
    Craig Effron
    President

SCOGBELL ACQUISITION, L.L.C.                 General Partner

By: /s/ Craig Effron
    --------------------------------
    Craig Effron
    President
    ScogBell AG Manager, Inc.,
      Manager

                           Annual Report on Form 10-K

                      Item 14(A)(1) And (2) and Item 14(D)

          List of Financial Statements and Financial Statement Schedule

              Financial Statements and Financial Statement Schedule

                          Year Ended December 31, 2001

                        Investment Properties Associates
                        (A New York Limited Partnership)

                               New York, New York

                        Investment Properties Associates
                        (A New York Limited Partnership)

         Index Of Financial Statements And Financial Statement Schedule

                                                                            Page

Report of Independent Auditors...............................................S-1
Balance Sheets-December 31, 2001 and 2000....................................S-2
Statements of Income-Years Ended December 31, 2001,
  2000 and 1999......................................................S-3 and S-4
Statements of Changes in Partners' Capital (Deficiency)-
  Years Ended December 31, 2001, 2000 and 1999...............................S-5
Statements of Cash Flows-Years Ended December 31, 2001,
  2000 and 1999..............................................................S-6
Notes to Financial Statements........................................S-7 to S-18

The following financial statement schedule of Investment Properties Associates is included in Item 14(d):

Schedule III-Real Estate and Accumulated Depreciation..............S-19 and S-20

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been otherwise disclosed, and therefore have been omitted.

                         Report of Independent Auditors

Investment Properties Associates

We have audited the accompanying balance sheets of Investment Properties Associates (a New York Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income, changes in partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Properties Associates at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP
New York, New York
January 23, 2002

                        Investment Properties Associates

                        (A New York Limited Partnership)

                                 Balance Sheets

                                                             December 31,
                                                         2001            2000
                                                     -----------     -----------
Assets
Real estate held for sale, at cost (Note 3)          $ 8,033,347     $ 8,033,347
   Less accumulated depreciation and
     amortization                                      5,880,040       5,880,040
                                                     -----------     -----------
                                                       2,153,307       2,153,307

Cash and cash equivalents                              2,788,292       9,514,349

Due from managing agent (Helmsley-
   Spear Inc.) (Note 5)                                  229,291         730,578

Receivables, principally for rentals                       3,553           8,215

Other assets,
   (Note 4)                                              457,515         553,350

                                                     -----------     -----------
Total assets                                         $ 5,631,958     $12,959,799
                                                     ===========     ===========

Liabilities and partners' capital
  (deficiency)
Accounts payable                                     $     7,903    $   113,368
Accrued real estate taxes                                     --         11,086
Distributions payable to General Partners,
   Special Limited Partners and Limited
   Partner (Note 8)                                      698,179      3,915,446
Guaranteed payments due to General
   Partners, Special Limited Partners and
   Limited Partner (Note 6)                              146,500        180,553

Due to managing agent (Helmsley-
   Spear, Inc.) (Note 5)                                  35,661         41,820
Sundry and accrued liabilities                           233,638        172,545
Deposits (Note 3)                                      1,500,000             --
                                                     -----------    -----------
Total liabilities                                      2,621,881      4,434,818
                                                     -----------    -----------

Commitments and contingencies (Note 12)

Partners' capital (deficiency)
(Notes 1, 6, 7 and 8):
     General Partners                                 (2,495,206)    (2,465,397)
     Special Limited Partners                          3,286,292      5,966,387
     Limited Partner (represented by
       the equivalent of 820,000
       Participation Interests)                        2,218,991      5,023,991
                                                     -----------    -----------
                                                       3,010,077      8,524,981
                                                     -----------    -----------
Total liabilities and partners'
   capital (deficiency)                              $ 5,631,958    $12,959,799
                                                     ===========    ===========

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                              Statements of Income

                                                                           Years ended December 31,
                                                                     2001           2000           1999
                                                                ------------    ------------    ------------
Revenues:
Gross revenues from real estate (Note 10)                       $    143,887    $  5,969,098    $ 31,640,834
Interest and other income                                          1,607,060       1,174,914         798,599
                                                                ------------    ------------    ------------
                                                                   1,750,947       7,144,012      32,439,433
                                                                ------------    ------------    ------------

Expenses:
  Real estate taxes                                                  258,100         547,845       4,633,769
  Interest                                                                --          43,584       1,676,492
  Management fees (Note 5)                                                --         109,737         517,005
  Payroll and related expenses                                       128,403         431,153       1,898,115
  Repairs and maintenance expenses                                        --         239,056       1,783,373
  Other property expenses                                            133,753         825,410       3,914,440
  Administrative expenses                                            833,226         636,900         592,736
  Depreciation and amortization of real estate                            --         598,174       1,974,245
  Amortization of leasing commissions                                     --         232,160         831,865
  Amortization of mortgage refinancing costs                              --              --           1,593
                                                                ------------    ------------    ------------
                                                                   1,353,482       3,664,019      17,823,633
                                                                ------------    ------------    ------------
Income before items shown below                                      397,465       3,479,993      14,615,800

Gain on sales of real estate (Note 3)                                 95,096     150,500,239     136,434,754
                                                                ------------    ------------    ------------
Income before guaranteed payments required under the
   Limited Partnership Agreement                                $    492,561    $153,980,232    $151,050,554

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                        Statements of Income (continued)

                                                              Years ended December 31,
                                                        2001            2000            1999
                                                     ------------    ------------    ------------
Guaranteed payments required under the
  Limited Partnership Agreement (Note 6):
     To the Limited Partner                          $     15,000    $     15,000    $     15,000
     To General and Special Limited Partners              101,500         101,500         101,500
     To General Partners                                       --          34,054         154,222
                                                     ------------    ------------    ------------
                                                          116,500         150,554         270,722
                                                     ------------    ------------    ------------

Net income                                           $    376,061    $153,829,678    $150,779,832
                                                     ============    ============    ============

Net income allocable as follows
   (Notes 7 and 13):

   General Partners                                  $      2,591    $  1,103,106    $    865,880

   Special Limited Partners                               232,987      99,179,316      77,850,455

   Limited Partner                                        140,483      53,547,256      72,063,497
                                                     ------------    ------------    ------------
                                                     $    376,061    $153,829,678    $150,779,832
                                                     ============    ============    ============

Net Income Per Limited Partner
   Participation Interest
   (820,000 units outstanding):                      $     0.1713    $    65.3015    $    87.8823
                                                     ============    ============    ============

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

             Statements of Changes in Partners' Capital (Deficiency)

                                                                                               Special Limited
                                                          Total            General Partners       Partners           Limited Partner
                                                       -------------       ----------------    ---------------       ---------------
Partners' Capital (Deficiency) January
  1, 1999                                              $   6,721,813        $  (2,768,948)       $ (21,325,648)       $  30,816,409
Distribution to General Partners,
  Special Limited Partners and Limited
  Partner (Note 8)                                      (141,898,110)            (780,440)         (70,168,615)         (70,949,055)
Net income for the year ended December
  31, 1999 (Note 7)                                      150,779,832              865,880           77,850,455           72,063,497
                                                       -------------        -------------        -------------        -------------
Partners' Capital (Deficiency) December
  31, 1999                                             $  15,603,535        $  (2,683,508)       $ (13,643,808)       $  31,930,851
Distribution to General Partners,
  Special Limited Partners and Limited
  Partner (Note 8)                                      (160,908,232)            (884,995)         (79,569,121)         (80,454,116)
Net income for the year ended December
  31, 2000 (Note 7)                                      153,829,678            1,103,106           99,179,316           53,547,256
                                                       -------------        -------------        -------------        -------------
Partners' Capital (Deficiency) December
  31, 2000                                             $   8,524,981        $  (2,465,397)       $   5,966,387        $   5,023,991
Distribution to General Partners,
  Special Limited Partners and Limited
  Partner (Note 8)                                        (5,890,965)             (32,400)          (2,913,082)          (2,945,483)
Net income for the year ended December
  31, 2001 (Note 7)                                          376,061                2,591              232,987              140,483
                                                       -------------        -------------        -------------        -------------
Partners' Capital (Deficiency) December
  31, 2001                                             $   3,010,077        $  (2,495,206)       $   3,286,292        $   2,218,991
                                                       =============        =============        =============        =============

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                            Statements of Cash Flows

                                                                               Years ended December 31,
                                                                     2001                2000                 1999
                                                                -------------        -------------        -------------
Operating activities:
Net income                                                      $     376,061        $ 153,829,678        $ 150,779,832
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization                                              --              830,334            2,807,703
Deferred rent                                                              --                   --           (1,082,359)
Gain on sale of real estate                                           (95,096)        (150,500,239)        (136,434,754)
Changes in operating assets and liabilities:
Due from managing agent                                               501,287            2,091,590             (446,415)
Receivables                                                             4,662              459,017              139,042
Other assets                                                           95,835              676,101             (121,133)
Accounts payable                                                     (105,465)            (564,809)            (476,892)
Accrued real estate tax                                               (11,086)              11,088           (1,586,162)
Accrued interest                                                           --              (29,278)            (125,747)
Guaranteed payments due to General Partners,
   Special Limited Partners and Limited Partner                       (34,053)            (120,168)            (400,107)
Due to managing agent                                                  (6,159)            (189,293)             (60,292)
Sundry and accrued liabilities                                         61,093             (438,167)            (469,253)
Deposits and rents received in advance                                     --           (1,696,853)            (162,447)
Deposits                                                            1,500,000                   --                   --
                                                                -------------        -------------        -------------
Net cash provided by operating activities                           2,287,079            4,359,001           12,361,016
                                                                -------------        -------------        -------------

Investing activities:
Property improvements                                                      --             (595,995)          (1,371,534)
Net proceeds from sale of real estate                                  95,096          164,953,897          149,599,635
                                                                -------------        -------------        -------------
Net cash provided by investing activities                              95,096          164,357,902          148,228,101
                                                                -------------        -------------        -------------

Financing activities:
Distributions to General Partners, Special Limited
   Partners and Limited Partner                                    (9,108,232)        (234,972,567)         (74,802,647)
Principal payments on mortgages payable                                    --           (4,000,000)         (19,847,488)
                                                                -------------        -------------        -------------
Net cash used in financing activities                              (9,108,232)        (238,972,567)         (94,650,135)
                                                                -------------        -------------        -------------

(Decrease) increase in cash and cash equivalents                   (6,726,057)         (70,255,664)          65,938,982
Cash and cash equivalents at beginning of year                      9,514,349           79,770,013           13,831,031
                                                                -------------        -------------        -------------
Cash and cash equivalents at end of year                        $   2,788,292        $   9,514,349        $  79,770,013
                                                                =============        =============        =============

Supplemental disclosure of cash flow information
Cash paid during the year for interest                          $          --        $      72,862        $   1,802,239
                                                                =============        =============        =============

Supplemental disclosure of non-cash investing and
   financing activities:
   Deferred rent receivable charged to cost of sales            $          --        $          --        $   1,993,760
   Deferred leasing commissions charged to cost of sales                   --            2,350,881            1,703,931

See accompanying notes.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                December 31, 2001

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

On June 10, 1998, the General Partner interests of the corporation and limited liability company owned by Mrs. Leona M. Helmsley, and the Special Limited
Partner interests owned by Mrs. Leona M. Helmsley and the Estate of Harry B. Helmsley, were acquired by ScogBell Acquisition, L.L.C. ("ScogBell"). Also on June 10, 1998, ScogBell acquired 282,377 PPI's from Mrs. Leona M. Helmsley and 28,550 PPI's in the over-the-counter market.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

2. Significant Accounting Policies

      a. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      f. IPA's employees are covered under multi-employer defined contribution pension plans. All contributions are funded currently based upon negotiated union contracts. Information from the plans' administrators is not available to permit IPA to determine its share of unfunded vested benefits. During 2001, 2000 and 1999, IPA paid approximately $18,000, $93,000, and $273,000, respectively, for employees to union plans for pension, welfare and other benefits.

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

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

2. Significant Accounting Policies (continued)

      h. Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosures About Fair Value of Financial Investments", defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The methods and assumptions used to estimate the fair value of financial instruments at December 31, 2001 and 2000 are as follows:

            (i) The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and deposits approximate fair value due to the short maturities of these items.

      i. Gains on sales of real estate are recognized at closing in accordance with FASB Statement No. 66, "Accounting for Sales of Real Estate".

      j. FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimates to be generated by those assets are less than the assets' carrying amount or on long-lived assets held for sale when the assets' carrying amount is greater than the fair market value less costs of disposal for those assets on a property by property basis. IPA evaluates each of its properties for indicators of impairment by reference to the undiscounted cash flows to be generated from the operation and sale of the properties. No indicators of impairment were present, and, accordingly no provisions for impairment have been recorded in any of the periods presented.

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

3. Real Estate

Real estate is held for sale and is summarized as follows:

      Classification                                  2001         2000
      --------------                               ----------   ----------
      Land                                         $  502,032   $  502,032
      Buildings and building improvements                  --           --
      Leaseholds and leasehold improvements         7,531,315    7,531,315
                                                   ----------   ----------
                                                   $8,033,347   $8,033,347
                                                   ==========   ==========

On October 22, 2001, IPA entered into a contract to sell its only remaining property, a vacant commercial office building located at 570 Broad Street in Newark, New Jersey for $11,500,000. In connection with this contract, IPA received non-refundable deposits from the buyer aggregating $1,500,000 which is included in Deposits in the accompanying balance sheet. In January 2002, due to the buyer's inability to satisfy the closing conditions, the contract expired and IPA resumed marketing activities with respect to the property.

On July 11, 2001, IPA sold its undeveloped land in Texas for $100,000. In connection with this transaction, IPA recognized a gain on the sale of approximately $95,000.

On May 8, 2000, IPA sold the 245 Fifth Avenue and the 261 Fifth Avenue, New York, New York, properties for $135,000,000. The sales proceeds were used to pay closing costs of approximately $4,400,000 and a sales commission to one of the general partners of approximately $5,110,000. In connection with this transaction, IPA recognized a gain on the sale of approximately $113,570,000. In addition, distributions of $60,000,000 were paid to the General Partners and Special Limited Partners in May 2000 and $60,000,000 was paid to the holders of Participation Interests in June 2000.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

3. Real Estate (continued)

On January 18, 2000, IPA sold its 50% undivided interest in the 1328 Broadway, New York, New York, property for $43,500,000. The sales proceeds were used to repay IPA's 50% share of the $8,000,000 mortgage loan encumbering its interest in the property, pay closing costs of approximately $1,400,000 and a sales commission to one of the general partners of approximately $1,650,000. In connection with this transaction, IPA recognized a gain on sale of approximately $36,930,000. In addition, distributions of $18,500,000 were paid to the General Partners and Special Limited Partners in January 2000 and $18,500,000 was paid to the holders of Participation Interests in February 2000.

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

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

4. Other Assets

Other assets consist principally of amounts held in escrow by the buyer of the Partnership's Chicago properties, which were sold in 1998.

5. Management of Properties

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

Leasing commissions are based upon varying percentages of the annual rent paid by tenants obtained by Helmsley-Spear, Inc. Management fees and leasing commissions charged to IPA by Helmsley-Spear, Inc. aggregated $0 (2001), $393,447 (2000), and $1,287,902 (1999).

Tenants' security deposits for certain properties are held by the managing agent principally in special bank accounts; interest thereon accrues principally for the benefit of the tenants.

6. Guaranteed Payments Due to Partners

The Limited Partnership Agreement requires that certain guaranteed payments be made to partners and deducted as expenses in determining net income. The General Partners and Special Limited Partners receive guaranteed payments equal to 8-3/4% per annum of their "Remaining Original Cash Contribution" ($1,160,000 at December 31, 2001, 2000 and 1999). In addition, the General Partners receive guaranteed payments equal to 1/2% of gross revenues, as defined, and the Limited Partner receives $15,000 per annum.

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

7. Allocations of Partnership Income

In accordance with the terms of the Limited Partnership Agreement, elements of income for financial reporting purposes were credited (but not distributed in cash) to the capital accounts of the partners through January 3, 1997, as follows (see Note 8 for the basis on which cash distributions are determined):

                                                                       Special
                                                          General      Limited     Limited
                                                          -------      -------     -------
A. Net income before items C, D, E and F below               1.5%       48.5%        50.0%
B. Net losses, before items below                          100.0%        --           --
C. Depreciation and amortization of real estate:
       1.Equal to mortgage amortization (as defined)         1.5%       48.5%        50.0%
       2.Balance                                             3.0%       97.0%         --
D. Bond discount amortization                                --          --         100.0%
E. Gain on disposition of property:
       1.To the extent of the aggregate depreciation
           and amortization of such property included
           in C(2) above                                     3.0%       97.0%         --
       2.Balance                                             1.5%       48.5%        50.0%
F. Loss on disposition of property                         100.0%        --           --

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

7. Allocations of Partnership Income (continued)

Upon the death of Mr. Helmsley on January 4, 1997, and the conversion of his General Partner interest into a Special Limited Partner interest, the elements of income for financial reporting purposes are generally credited (but not distributed in cash) to the capital accounts of the partners as follows:

                                                                       Special
                                                           General     Limited     Limited
                                                           -------     -------     -------
A. Net income before items C, D, E and F below               .55%       49.45%       50.0%
B. Net losses, before items below                          36.67%       63.33%        --
C. Depreciation and amortization of real estate:
       1.Equal to mortgage amortization (as defined)
                                                             .55%       49.45%       50.0%
       2.Balance                                            1.1%        98.9%         --
D. Bond discount amortization                               --           --         100.0%
E. Gain on disposition of property:
       1.To the extent of the aggregate depreciation
           and amortization of such property included
           in C(2) above                                    1.1%        98.9%         --
       2.Balance                                             .55%       49.45%       50.0%
F. Loss on disposition of property                         36.67%       63.33%        --

8. Cash Distributions

Net Operating Revenues, as defined, are distributable at the discretion of the General Partners, as follows:

                                                Through           From
                                            January 3, 1997   January 4, 1997
                                            ---------------   ---------------

      General Partners                            1.5%            .55%
      Special Limited Partners                   48.5%          49.45%
      Limited Partner                            50.0%          50.00%

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

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

8. Cash Distributions (continued)

In 2001, 2000 and 1999, Net Operating Revenues, as defined in the Limited Partnership Agreement, amounted to $280,965, $3,908,231 and $12,606,987, respectively. At December 31, 2001, 2000 and 1999, accrued distributions amounted to $698,179, $3,915,446 and $77,979,781, respectively. The accrued distribution at December 31, 2001 consists of $280,965 in respect of 2001 Net Operating Revenues and $410,000 in respect of the special distribution (which was declared on December 21, 2001).

9. Income Taxes

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

The amount of income (loss) for federal tax purposes for the years ended December 31, 2001, 2000, and 1999, was $(452,532), $146,534,487, and
$150,375,301, respectively, as compared with the net income of $376,061, $153,829,678, and $150,779,832, respectively, shown in the statements of income. A reconciliation of the differences between income as reflected in the accompanying statements of income and the amount of income for federal tax purposes is as follows:

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

9. Income Taxes (continued)

                                                          December 31,
                                               2001           2000              1999
                                             ---------    -------------    -------------
Net income per statements of income         $  376,061    $ 153,829,678    $ 150,779,832
Depreciation and amortization                 (229,480)         153,124          762,866
Gain on sale of property                            --       (7,414,167)          42,439
Loss on sale of property                      (599,113)              --               --
Deferred rental income                              --               --       (1,082,359)
Other, net                                          --          (34,148)        (127,477)
                                             ---------    -------------    -------------
Income (loss) for federal tax purposes       ($452,532)   $ 146,534,487    $ 150,375,301
                                             =========    =============    =============

10. Gross Revenue From Real Estate

IPA earns rental income under leases principally with commercial tenants located in its office buildings. Such leases generally provide for the tenant to pay minimum rentals plus, in certain instances, a portion of increases in real estate taxes, operating expenses and/or increases in the consumer price index based on lease escalation clauses. Office leases generally range from 5 years to 15 years and contain various renewal options. In addition, IPA earns rental income from retail stores. Such leases generally provide for minimum rentals plus percentage rentals based on the store sales. Retail store leases generally range from 1 to 5 years and contain various renewal options. All of the aforementioned leases are accounted for as operating leases. Included in Gross Revenues from Real Estate for the years ended 2001, 2000 and 1999, are $0, $1,839, and $536,325, respectively, representing revenue from escalations and percentage rentals. For the years ended 2001, 2000 and 1999, approximately $0, $259,290, and $17,000, respectively, was received in connection with lease cancellations with former tenants.

Since disposing of its remaining income producing properties during the year ended December 31, 2000, IPA has no minimum future rentals due on noncancelable operating leases as its remaining properties included vacant land located in Houston, Texas, which was sold during 2001, and a vacant office property at 570 Broad Street, Newark, New Jersey (see note 3).

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

11. Recently Issued Accounting Pronouncement

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

12. Contingencies

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

                        Investment Properties Associates
                        (A New York Limited Partnership)

                    Notes to Financial Statements (continued)

13. Summary of Quarterly Financial Information (Unaudited)

The separate results of operations of IPA for the years ended December 31, 2001 and 2000 are as follows:

                                                                                              2001
                                                                 -------------------------------------------------------------------
                                                                                        Three Months Ended
                                                                 -------------------------------------------------------------------
                                                                  March 31           June 30         September 30        December 31
                                                                 ----------         ---------        ------------        -----------
Gross revenue from real estate                                   $   3,232          $   8,020          $  51,536          $  81,099
Net income (loss)                                                  415,103           (123,590)           451,852           (367,304)
Net income (loss) credited to the
   partners' capital accounts:
General Partners                                                     2,283               (680)             2,485             (1,497)
Special Limited Partners                                           205,268            (61,115)           223,441           (134,607)
Limited Partner                                                    207,552            (61,795)           225,926           (231,200)
                                                                 ---------          ---------          ---------          ---------
                                                                 $ 415,103          $(123,590)         $ 451,852          $(367,304)
                                                                 =========          =========          =========          =========

Net income (loss) per Limited Partner
   Participation Interest                                        $  0.2531          $ (0.0753)         $  0.2755          $ (0.2819)
                                                                 =========          =========          =========          =========

                                                                                              2000
                                                             -----------------------------------------------------------------------
                                                                                        Three Months Ended
                                                             -----------------------------------------------------------------------
                                                                  March 31           June 30         September 30        December 31
                                                             -------------       -------------    -------------          -----------
Gross revenue from real estate                               $   4,057,422       $   1,797,052    $    (128,103)         $ 242,727
Net income (loss)                                               39,557,263         115,100,658         (969,346)           141,103
Net income (loss) credited to the
   partners' capital accounts:
General Partners                                                   233,163             874,499           (5,331)               776
Special Limited Partners                                        20,963,468          78,625,414         (479,342)            69,775
Limited Partner                                                 18,360,632          35,600,745         (484,673)            70,552
                                                             -------------       -------------    -------------          ---------
                                                             $  39,557,263       $ 115,100,658    $    (969,346)         $ 141,103
                                                             =============       =============    =============          =========

Net income (loss) per Limited Partner
   Participation Interest                                    $     22.3910       $     43.4155    $     (0.5911)         $  0.0860
                                                             =============       =============    =============          =========


                        Investment Properties Associates

                        (A New York Limited Partnership)

             Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 2001

            Col. A                 Col. B               Col. C              Col. D                 Col. E
            ------                 ------               ------              ------                 ------
                                                                                                  Gross Amount
                                               Initial Cost of Company                    at Which Carried Close of Period
                                               -----------------------   Improvements     --------------------------------
                                                                          Capitalized                Buildings
                                                          Buildings and  Subsequent to                  and
         Description            Encumbrances     Land      Improvements   Acquisition      Land     Improvements    Total
         -----------            ------------     ----      ------------  -------------     ----     ------------    -----
570 Broad Street Building
   Newark, New Jersey          $     --        $502,032    $5,937,404     $1,593,911     $502,032    $7,531,315   $8,033,347
                               --------        --------    ----------     ----------     --------    ----------   ----------
Totals                         $     --        $502,032    $5,937,404     $1,593,911     $502,032    $7,531,315   $8,033,347
                               ========        ========    ==========     ==========     ========    ==========   ==========

                                    Col. F          Col. G           Col. H
                                    ------          ------           ------
                                                                  Life on which
                                                                 Depreciation in
                                                                  Latest Income
                                 Accumulated        Date of       Statements is
                                 Depreciation    Construction     Computed (1)
                                 ------------    ------------     ------------
570 Broad Street Building
   Newark, New Jersey             $5,880,040         1962             34.3
                                  ----------         ----             ----
Totals                            $5,880,040
                                  ==========

(1)   At  December  31,  2001,  the  property  is  classified  as held for sale.
      Accordingly depreciation has not been recorded in 2001.

                        Investment Properties Associates

                        (A New York Limited Partnership)

             Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 2001

      Reconciliation of Real Estate and Accumulated Depreciation:

                                                                     Year ended December 31,
                                                     --------------------------------------------------------
                                                         2001                  2000                  1999
                                                     ------------          ------------          ------------
Investment in Real Estate
Balance at beginning of year                         $  8,033,347          $ 40,649,960          $ 68,589,793
Sale of real estate                                            --           (33,212,608)          (29,311,368)
Abandonment of real estate
Improvements and additions                                     --               595,995             1,371,535

                                                     ------------          ------------          ------------
Balance at end of year                               $  8,033,347          $  8,033,347          $ 40,649,960
                                                     ============          ============          ============

Accumulated Depreciation
Balance at beginning of year                         $  5,880,040          $ 26,391,697          $ 44,261,629
Depreciation charged to costs and expenses
                                                               --               598,174             1,974,245
Less amounts applicable to sale of real estate
                                                               --           (21,109,831)          (19,844,177)
                                                     ------------          ------------          ------------
Balance at end of year                               $  5,880,040          $  5,880,040          $ 26,391,697
                                                     ============          ============          ============

The aggregate basis of real estate assets for Federal income tax purposes amounted to $7,298,926 (2001), $7,898,039 (2000), and $44,822,622 (1999).