Form 10-Q
period 2002-03-31
INVESTMENT PROPERTIES ASSOCIATES
filed 2002-07-26
CIK 52067

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 0-5537

                        INVESTMENT PROPERTIES ASSOCIATES
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

  A New York Limited Partnership                       13-2647723
  -------------------------------          -----------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                  60 East 42nd Street, New York, New York 10165
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 687-6400
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                        INVESTMENT PROPERTIES ASSOCIATES

                                    FORM 10-Q
                   For the Fiscal Quarter Ended March 31, 2002

                                      INDEX

                                                                            Page

PART I.    FINANCIAL INFORMATION............................................  1

Item 1.    Financial Statements.............................................  1

           Balance Sheets...................................................  1

           Statements of Income.............................................  2

           Statements of Cash Flows.........................................  3

           Notes to Unaudited Financial Statements..........................  4

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.......................................................  5

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......  6

PART II.   OTHER INFORMATION................................................  7

Item 6.    Exhibits and Reports on Form 8-K.................................  7

           Signatures.......................................................  8

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                 BALANCE SHEETS

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                     MARCH 31, 2002    DECEMBER 31, 2001
                                                     --------------    -----------------
ASSETS                                                 (Unaudited)            (Note)
------
Real estate, at cost                                   $ 8,033,347         $ 8,033,347
     Less:  Accumulated depreciation
       and amortization                                 (5,880,040)         (5,880,040)
                                                       -----------         -----------
                                                         2,153,307           2,153,307

Cash and cash equivalents                                2,392,368           2,788,292
Due from managing agent (Helmsley-Spear, Inc.)             168,229             229,291
Receivables                                                  3,553               3,553
Other assets                                               442,224             457,515
                                                       -----------         -----------
                                                       $ 5,159,681         $ 5,631,958
                                                       ===========         ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Accounts payable                                       $    22,461         $     7,903
Distributions payable to General Partners,
     Special Limited Partners and Limited Partners         567,179             698,179
Sundry liabilities and other accrued expenses              339,759             415,799
Deposits                                                        --           1,500,000
                                                       -----------         -----------
                                                           929,399           2,621,881
                                                       -----------         -----------

Partners' Capital (Deficiency)

     General Partners                                   (2,488,495)         (2,495,206)
     Special Limited Partners                            3,889,683           3,286,292
     Limited Partners (represented by the
       equivalent of 820,000 Participation
       Interests)                                        2,829,094           2,218,991
                                                       -----------         -----------
                                                         4,230,282           3,010,077
                                                       -----------         -----------

                                                       $ 5,159,681         $ 5,631,958
                                                       ===========         ===========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                        STATEMENTS OF INCOME (UNAUDITED)

                                                    FOR THE THREE MONTHS
                                                            ENDED
                                              MARCH 31, 2002     MARCH 31, 2001

Revenues:
Gross revenues from real estate              $           --     $         3,232
Real estate tax refund                                   --             517,038
Other income                                       1,500,000                --
Interest                                              11,531            132,830
                                             ---------------    ---------------
                                                   1,511,531            653,100
                                             ---------------    ---------------

Expenses:
Real estate taxes                                     77,034             35,653
Other expenses                                       185,167            173,219
                                             ---------------    ---------------
                                                     262,201            208,872
                                             ---------------    ---------------

Income before items shown below                    1,249,330            444,228
                                             ---------------    ---------------

Guaranteed payments required under the
Limited Partnership Agreement:
  To the Limited Partners                              3,750              3,750
  To the General and Special Limited
    Partners                                          25,375             25,375
                                             ---------------    ---------------
                                                      29,125             29,125
                                             ---------------    ---------------

Net income transferred to Partners'
Capital Accounts                             $     1,220,205    $       415,103
                                             ===============    ===============

Net income allocable as follows
(based on terms of the Limited
Partnership Agreement):
  General Partners                           $         6,711    $         2,283
  Special Limited Partners                           603,391            205,268
  Limited Partners (represented by the
    equivalent of 820,000 Participation
    Interests - unchanged during the
    periods)                                         610,103            207,552
                                             ---------------    ---------------
                                             $     1,220,205    $       415,103
                                             ===============    ===============

Per Participation Interest:
  Net income                                 $        0.7440    $        0.2531
                                             ===============    ===============

See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

                                                         2002           2001
                                                         ----           ----
OPERATING ACTIVITIES:
  Net income                                         $  1,220,205    $  415,103
  Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Changes in operating assets and liabilities:
     Decrease in due from managing agent                  61,062        212,380
     Decrease in other assets                             15,289          4,117
     Increase in accounts payable                         14,558        (17,209)
     Decrease in accrued real estate taxes                  --           (8,936)
     Decrease in sundry liabilities and other
       accrued expenses                                  (76,038)      (126,740)
     Decrease in deposits                             (1,500,000)          --
                                                     ------------    ----------

     Net cash (used in) provided by operating
       activities                                       (264,924)       478,715
                                                     ------------    ----------

FINANCING ACTIVITIES:
  Distributions of net operating revenues
  and proceeds from sale of Real Estate
  to General Partners, Special Limited Partners
  and Limited Partners                                  (131,000)      (750,000)
                                                     ------------    ----------

Decrease in cash and cash equivalents                   (395,924)      (271,285)

Cash and cash equivalents at beginning of period       2,788,292      9,514,349
                                                     ------------    ----------

Cash and cash equivalents at end of period           $  2,392,368    $9,243,064
                                                     ============    ==========

See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1

As permitted by the Securities and Exchange Commission, the accompanying unaudited financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by accounting principles generally accepted in the United States. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

NOTE 2

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001.

NOTE 3

The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

The net income for Federal income tax purposes is $1,166,527 (March 31, 2002) and $361,425 (March 31, 2001) as compared with net income of $1,220,205 and $415,103 respectively, as shown in the statements of income. The difference results principally from depreciation expense which continues to be recognized for income tax purposes.

NOTE 5 - Other Income

On October 22, 2001, the Company signed a contract, subject to certain closing conditions, to sell its only remaining property, a vacant commercial office building located at 570 Broad Street, Newark, New Jersey, for a purchase price of $11,500,000. In connection with the contract, the Company received non-refundable deposits from the buyer in the amount of $1,500,000. In January 2002, due to the buyer's inability to satisfy the closing conditions, the contract expired and the Company resumed marketing activities with respect to the Property. The Company retained the non-refundable deposits from the buyer in the amount of $1,500,000.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the sales of the Company's remaining income producing properties in 2000, the Company no longer derives income from rental operations. The activity of the Company consists of marketing for sale its remaining non-income producing property, a vacant office property located at 570 Broad Street, Newark, New Jersey.

The real estate tax refund in 2001 was attributable to the settlement of tax certiorari appeals filed in a prior year relating to the Company's Chicago properties which had been sold in 1998 and the 1328 Broadway and 261 Fifth Avenue properties which had been sold in 2000.

The decrease in interest income was due to the reduction of investments in commercial paper as a result of the distribution made to partners during 2001 and 2002 of the net proceeds from the sales of properties.

The increase in real estate taxes in 2002 as compared to 2001 is principally attributable to a tax refund received in 2001 for the 570 Broad Street property.

Other income in 2002 relates to the Company's retention of a non-refundable deposit in the amount of $1,500,000 received in 2001 from a prospective buyer of the 570 Broad Street property pursuant to a contract to sell the 570 Broad Street property, which was subject to certain closing conditions. As a result of the prospective buyer's inability to satisfy the closing conditions of the sales contract, the contract expired in accordance with its terms in January of 2002, and the buyer's deposit was forfeited to the Company. See Note 5 of the accompanying notes to the financial statements.

As of December 31, 2001, the Company had accrued (i) a special dividend of $410,000 to its General Partners and Special Limited Partners and holders of record of the PPI's as of the close of business on December 31, 2001 from its available cash and (ii) a distribution in the amount of $280,965 in respect of 2001 net operating revenues. During the quarter ended March 31, 2002, $131,000 had been paid in connection with such accrued distributions.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2002, the Company had no interest bearing indebtedness and accordingly was not exposed to market risk with respect to changes in interest rates, and does not anticipate a need to seek additional borrowings.

                           PART II. OTHER INFORMATION

ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

None.

(b)      Reports on Form 8-K

None.

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

Dated:   July 26, 2002