Form 10-Q
period 2002-06-30
INVESTMENT PROPERTIES ASSOCIATES
filed 2002-08-28
CIK 52067

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X|            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 (212) 687-6400
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

|X| Yes |_| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

|_| Yes |_| No

      820,000 participations of Limited Partnership Interests are outstanding as of the date hereof.

                        INVESTMENT PROPERTIES ASSOCIATES

                                    FORM 10-Q
                   For the Fiscal Quarter Ended June 30, 2002


                                      INDEX


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION...............................................1

Item 1.   Financial Statements................................................1

          Balance Sheets......................................................1

          Statements of Operations............................................2

          Statements of Cash Flows............................................3

          Notes to Unaudited Financial Statements.............................4

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations..........................................................5

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........6


PART II.  OTHER INFORMATION...................................................7

Item 6.   Exhibits and Reports on Form 8-K....................................7

          Signatures..........................................................8

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                 BALANCE SHEETS

                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                               JUNE 30, 2002   DECEMBER 31, 2001
                                               -------------   -----------------
ASSETS                                          (Unaudited)         (Note)

Real estate, at cost                             $8,033,347        $ 8,033,347
     Less: Accumulated depreciation
       and amortization                           5,880,040          5,880,040
                                                 ----------        -----------
                                                  2,153,307          2,153,307

Cash and cash equivalents                         1,533,796          2,788,292
Due from managing agent
  (Helmsley-Spear, Inc.)                            233,184            229,291
Receivables                                           3,553              3,553
Other assets                                        442,988            457,515
                                                 ----------        -----------
                                                 $4,366,828        $ 5,631,958
                                                 ==========        ===========

LIABILITIES AND PARTNERS'
  CAPITAL (DEFICIENCY)

Accounts payable                                 $   17,085        $     7,903
Distributions payable to
  General Partners,
  Special Limited Partners
  and Limited Partners                                7,213            698,179
Sundry liabilities and
  other accrued expenses                            298,770            415,799
Deposits                                                 --          1,500,000
                                                 ----------        -----------
                                                    323,068          2,621,881
                                                 ----------        -----------
Partners' Capital (Deficiency)

  General Partners                               (2,489,521)        (2,495,206)
  Special Limited Partners                        3,797,448          3,286,292
  Limited Partners (represented
    by the equivalent of
    820,000 Participation Interests)              2,735,833          2,218,991
                                                 ----------        -----------
                                                  4,043,760          3,010,077
                                                 ----------        -----------

                                                 $4,366,828        $ 5,631,958
                                                 ==========        ===========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.


See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                          FOR THE SIX MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                        -----------------------------   ------------------------------
                                        JUNE 30, 2002   JUNE 30, 2001   JUNE 30, 2002   JUNE 30, 2001
                                        -------------   -------------   -------------    -------------
Revenues:
Gross revenues from real estate           $       --       $ 11,252        $      --        $   8,020
Real estate tax refund                            --        660,495               --          143,457
Other income                               1,501,500             --            1,500               --
Interest                                      18,518        196,091            6,987           63,261
                                          ----------       --------        ---------        ---------
                                           1,520,018        867,838            8,487          214,738
                                          ----------       --------        ---------        ---------
Expenses:
Real estate taxes                            153,942        118,565           76,908           82,912
Other expenses                               274,143        399,510           88,976          226,291
                                          ----------       --------        ---------        ---------
                                             428,085        518,075          165,884          309,203
                                          ----------       --------        ---------        ---------
Income (loss) before items shown below     1,091,933        349,763         (157,397)         (94,465)
                                          ----------       --------        ---------        ---------
Guaranteed payments required
  under the Limited Partnership
  Agreement:
  To the Limited Partners                      7,500          7,500            3,750            3,750
  To the General and Special
    Limited Partners                          50,750         50,750           25,375           25,375
                                          ----------       --------        ---------        ---------
                                              58,250         58,250           29,125           29,125
                                          ----------       --------        ---------        ---------
Net income (loss) transferred to
  partners' capital accounts              $1,033,683       $291,513        $(186,522)       $(123,590)
                                          ==========       ========        =========        =========
Net income (loss) allocable as follows
  (based on terms of the Limited
Partnership Agreement):
  General Partners                        $    5,685       $  1,603        $  (1,026)       $    (680)
  Special Limited Partners                   511,156        144,153          (93,235)         (61,115)
  Limited Partners (represented by
    the equivalent of 820,000
    Participation Interests - unchanged
    during the periods)                      516,842        145,757          (93,261)         (61,795)
                                          ----------       --------        ---------        ---------
                                          $1,033,683       $291,513        $(186,522)       $(123,590)
                                          ==========       ========        =========        =========
Per Participation Interest:
  Net income (loss)                       $   0.6303       $ 0.1778        $ (0.1137)       $ (0.0753)
                                          ==========       ========        =========        =========

See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

                                                         2002           2001
                                                         ----           ----
OPERATING ACTIVITIES:
  Net income                                         $ 1,033,683    $   291,513
  Adjustments to reconcile net
    income to net cash (used in)
    provided by operating activities:
      Changes in operating assets
        and liabilities:
      (Increase) decrease in due
        from managing agent                               (3,893)        42,810
      Increase in receivables                                 --        (52,643)
      Decrease (increase) in other assets                 14,527        (34,060)
      Increase (decrease) in accounts payable              9,182        (21,337)
      Decrease in accrued real estate taxes                   --         (8,936)
      Decrease in sundry liabilities and
        other accrued expenses                          (117,029)       (77,508)
      Decrease in deposits                            (1,500,000)            --
                                                     -----------    -----------
    Net cash (used in) provided by
      operating activities                              (563,530)       139,839
                                                     -----------    -----------
FINANCING ACTIVITIES:
  Distributions of net operating revenues
    and proceeds from sale of real
    estate to General Partners, Special
    Limited Partners and Limited Partners               (690,966)    (3,908,232)
                                                     -----------    -----------
      Decrease in cash and cash equivalents           (1,254,496)    (3,768,393)
Cash and cash equivalents at beginning
  of period                                            2,788,292      9,514,349
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 1,533,796    $ 5,745,956
                                                     ===========    ===========

See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1

As permitted by the Securities and Exchange Commission, the accompanying unaudited financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by accounting principles generally accepted in the United States. Reference should be made to the Company's Annual Report Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

NOTE 2

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 2002 and the results of operations for the three and six month periods ended June 30, 2002 and 2001.

NOTE 3

The results of operations for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

The net income for Federal income tax purposes is $926,327 (six months ended June 30, 2002) and $184,156 (six months ended June 30, 2001) as compared with net income of $1,033,683 and $291,513 respectively, as shown in the statements of income. The differences result principally from depreciation expense which continues to be recognized for tax purposes.

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

The decrease in interest income was due to the reduction of investments in commercial paper as a result of the distributions made to partners during 2001 and 2002 of the net proceeds from the sales of properties.

The increase in real estate taxes in 2002 as compared to 2001 is principally attributable to a tax refund received in 2001 for the 570 Broad Street property.

The decrease in other expenses in 2002 as compared to 2001 is principally attributable to a decrease in professional fees.

Other income in 2002 relates principally to the Company's retention of a non-refundable deposit in the amount of $1,500,000 received in 2001 from a prospective buyer of the 570 Broad Street property pursuant to a contract to sell the 570 Broad Street property, which was subject to certain closing conditions. As a result of the prospective buyer's inability to satisfy the closing conditions of the sales contract, the contract expired in accordance with its terms in January of 2002, and the buyer's deposit was forfeited to the Company. See Note 5 of the accompanying notes to the financial statements.

As of December 31, 2001, the Company had accrued (i) a special dividend of $410,000 to its General Partners and Special Limited Partners and holders of record of the PPI's as of the close of business on December 31, 2001 from its available cash and (ii) a distribution in the amount of $280,965 in respect of 2001 net operating revenues. These amounts were paid during the six months ended June 30, 2002.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2002, the Company had no interest bearing indebtedness and accordingly was not exposed to market risk with respect to changes in interest rates, and does not anticipate a need to seek additional borrowings.

                           PART II. OTHER INFORMATION

ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 99.1 Section 906 Sarbanes-Oxley Act of 2002 certification of Mr. Irving Schneider as General Partner/Chief Executive Officer

         Exhibit 99.2 Section 906 Sarbanes-Oxley Act of 2002 certification of Mr. Robert Hecht as Chief Financial Officer

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

                                       INVESTMENT PROPERTIES ASSOCIATES

                                       By: /s/ Irving Schneider
                                           ------------------------------------
                                           Irving Schneider
                                           General and Special Limited Partner

                                       By: /s/ Robert Hecht
                                           ------------------------------------
                                           Robert Hecht
                                           Chief Financial Officer

Dated: August 28, 2002