Form 10-Q
period 2002-09-30
INVESTMENT PROPERTIES ASSOCIATES
filed 2002-11-14
CIK 52067

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

                        INVESTMENT PROPERTIES ASSOCIATES

                                    FORM 10-Q
                 For the Fiscal Quarter Ended September 30, 2002

                                      INDEX

                                                                            Page
                                                                            ----

PART I.       FINANCIAL INFORMATION...........................................1

Item 1.       Financial Statements............................................1

              Balance Sheets..................................................1

              Statements of Operations........................................2

              Statements of Cash Flows........................................3

              Notes to Unaudited Financial Statements.........................4

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations......................................................5

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk.....................................................6

Item 4.       Controls and Procedures.........................................6

PART II.      OTHER INFORMATION...............................................7

Item 6.       Exhibits and Reports on Form 8-K................................7

              Signatures......................................................8

              Certifications..................................................9

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                         SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                         ------------------     -----------------
ASSETS                                                       (Unaudited)              (Note)
Real estate, at cost                                         $8,033,347             $8,033,347
     Less:  Accumulated depreciation and amortization         5,880,040              5,880,040
                                                             ----------             ----------
                                                              2,153,307              2,153,307

Cash and cash equivalents                                     1,335,079              2,788,292
Due from managing agent (Helmsley-Spear, Inc.)                  179,125                229,291
Receivables                                                       3,553                  3,553
Other assets                                                    462,294                457,515
                                                             ----------             ----------
                                                             $4,133,358             $5,631,958
                                                             ==========             ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Accounts payable                                             $   14,405             $    7,903
Distributions payable to General Partners,
     Special Limited Partners and Limited Partners                7,213                698,179
Sundry liabilities and other accrued expenses                   272,885                415,799
Deposits                                                             --              1,500,000
                                                             ----------             ----------
                                                                294,503              2,621,881
                                                             ----------             ----------

Partners' Capital (Deficiency)

     General Partners                                        (2,490,648)            (2,495,206)
     Special Limited Partners                                 3,696,123              3,286,292
     Limited Partners (represented by the equivalent
       of 820,000 Participation Interests)                    2,633,380              2,218,991
                                                             ----------             ----------
                                                              3,838,855              3,010,077
                                                             ----------             ----------

                                                             $4,133,358             $5,631,958
                                                             ==========             ==========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           FOR THE NINE MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                                          -----------------------------   -----------------------------
                                                          SEPT 30, 2002   SEPT 30, 2001   SEPT 30, 2002  SEPT 30, 2001
                                                          -------------   -------------   -------------   -------------
Revenues:
Gross revenues from real estate                            $       --      $   62,788      $      --       $  51,536
Real estate tax refund                                             --       1,245,541             --         585,046
Other income                                                1,501,500          43,139             --          43,139
Interest                                                       24,682         212,988          6,164          16,897
                                                           ----------      ----------      ---------       ---------
                                                            1,526,182       1,564,456          6,164         696,618
                                                           ----------      ----------      ---------       ---------

Expenses:
Real estate taxes                                             231,714         187,258         77,772          68,693
Other expenses                                                378,315         641,554        104,172         242,044
                                                           ----------      ----------      ---------       ---------
                                                              610,029         828,812        181,944         310,737
                                                           ----------      ----------      ---------       ---------

Income (loss) before items shown below                        916,153         735,644       (175,780)        385,881
Gain (loss) on sale of real estate                                 --          95,096             --          95,096
                                                           ----------      ----------      ---------       ---------
                                                              916,153         830,740       (175,780)        480,977
                                                           ----------      ----------      ---------       ---------

Guaranteed payments required under the
Limited Partnership Agreement:
  To the Limited Partners                                      11,250          11,250          3,750           3,750
  To the General and Special Limited Partners                  76,125          76,125         25,375          25,375
                                                           ----------      ----------      ---------       ---------
                                                               87,375          87,375         29,125          29,125
                                                           ----------      ----------      ---------       ---------

Net income (loss) transferred to partners'
capital accounts                                           $  828,778      $  743,365      $(204,905)      $(451,852)
                                                           ==========      ==========      =========       =========


Net income (loss) allocable as follows (based
on terms of the Limited
Partnership Agreement):
  General Partners                                         $    4,558      $    4,088      $  (1,127)      $   2,485
  Special Limited Partners                                    409,831         367,594       (101,325)        223,441
  Limited Partners (represented by the
  equivalent of 820,000 Participation
  Interests - unchanged during the periods)                   414,389         371,683       (102,453)        225,926
                                                           ----------      ----------      ---------       ---------
                                                           $  828,778      $  743,365      $(204,905)      $ 451,852
                                                           ==========      ==========      =========       =========

Per Participation Interest:
  Net income (loss)                                        $   0.5054      $   0.4533      $ (0.1249)      $  0.2755
                                                           ==========      ==========      =========       =========

See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

                                                                            2002            2001
                                                                         -----------     ----------
OPERATING ACTIVITIES:
     Net income                                                          $   828,778    $   743,365
     Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
        Gain on sale of real estate                                               --        (95,096)
        Changes in operating assets and liabilities:
        Decrease in due from managing agent                                   50,166        525,148
        (Increase) Decrease in other assets                                   (4,779)        42,209
        Increase (decrease) in accounts payable                                6,502        (69,906)
        Increase in accrued real estate taxes                                     --         59,757
        Decrease in sundry liabilities and other accrued expenses           (142,914)       (75,804)
        Decrease in deposits                                              (1,500,000)            --
                                                                         -----------    -----------

        Net cash (used in) provided by operating activities                 (762,247)     1,129,673
                                                                         -----------    -----------

INVESTING ACTIVITIES:
     Net proceeds from sale of real estate                                        --         95,583
                                                                         -----------    -----------

FINANCING ACTIVITIES:
     Distributions  of net  operating  revenues and  proceeds
     from sale of real estate to General Partners, Special
     Limited Partners and Limited Partners                                  (690,966)    (9,108,231)
                                                                         -----------    -----------

         Decrease in cash and cash equivalents                            (1,453,213)    (7,882,975)

Cash and cash equivalents at beginning of period                           2,788,292      9,514,349
                                                                         -----------    -----------

Cash and cash equivalents at end of period                               $ 1,335,079    $ 1,631,374
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

NOTE 2

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 2002 and the results of operations for the three and nine month periods ended September 30, 2002 and 2001.

NOTE 3

The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

The net income (loss) for Federal income tax purposes is $667,743 (nine months ended September 30, 2002) and $(16,783) (nine months ended September 30, 2001) as compared with net income of $828,778 and $743,365 respectively, as shown in the statements of operations. The differences result principally from differences in depreciation expense which continues to be recognized for tax purposes.

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

As of December 31, 2001, the Company had accrued (i) a special dividend of $410,000 to its General Partners and Special Limited Partners and holders of record of the PPI's as of the close of business on December 31, 2001 from its available cash and (ii) a distribution in the amount of $280,965 in respect of 2001 net operating revenues. These amounts were paid during 2002.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2002, the Company had no interest bearing indebtedness and accordingly was not exposed to market risk with respect to changes in interest rates, and does not anticipate a need to seek additional borrowings.

ITEM 4.

                             CONTROLS AND PROCEDURES

Within the 90-day period preceding the date of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer (the "Certifying Officers"). Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission. There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II.   OTHER INFORMATION

ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          Exhibit 99.1 Section 906 Sarbanes-Oxley Act of 2002 certification of Mr. Irving Schneider as General and Special Limited Partner and Chief Executive Officer

          Exhibit 99.2 Section 906 Sarbanes-Oxley Act of 2002 certification of Mr. Robert Hecht as Chief Financial Officer

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

                                     INVESTMENT PROPERTIES ASSOCIATES

                                     By: /s/ Irving Schneider
                                         ---------------------------------------
                                         Irving Schneider
                                         General and Special Limited Partner and
                                         Chief Executive Officer

                                     By: /s/ Robert Hecht
                                         ---------------------------------------
                                         Robert Hecht
                                         Chief Financial Officer

Dated: November 13, 2002

                            Section 302 Certification

I, Irving Schneider, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Investment Properties Associates;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                         /s/ Irving Schneider
                                         ---------------------------------------
                                         Irving Schneider

                                         General and Special Limited Partner and
                                         Chief Executive Officer

                            Section 302 Certification

I, Robert Hecht, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Investment Properties Associates;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                                 /s/ Robert Hecht
                                                 -------------------------------
                                                 Robert Hecht
                                                 Chief Financial Officer