Form 10-K
period 2002-12-31
INVESTMENT PROPERTIES ASSOCIATES
filed 2003-03-24
CIK 52067

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       OR
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                         Commission File Number: 0-5537

                        INVESTMENT PROPERTIES ASSOCIATES
                        --------------------------------
             (Exact Name of Registrant as specified in its charter)

A New York Limited Partnership                        13-2647723
------------------------------                        ----------
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2002 is not applicable.

      The number of Participations of Limited Partnership Interests outstanding of the Registrant as of December 31, 2002 was 820,000.

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

                                                                  Yes |_| No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                        Investment Properties Associates

                                    Form 10-K

                   For The Fiscal Year Ended December 31, 2002

                                      INDEX

                                                                            Page
                                                                            ----
Part I   .....................................................................1
Item 1.  Business.............................................................1
Item 2.  Properties...........................................................3
Item 3.  Legal Proceedings....................................................3
Item 4.  Submission of Matters to a Vote of Security Holders..................3

Part II  .....................................................................4
Item 5.  Market for the Registrant's Participation Interests and
         Related Security Holder Matters......................................4
Item 6.  Selected Financial Data..............................................7
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................7
Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........10
Item 8.  Financial Statements and Supplementary Data..........................10
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................10

Part III .....................................................................11
Item 10. General Partners of the Registrant...................................11
Item 11. Executive Compensation...............................................12
Item 12. Security Ownership of Certain Beneficial Owners and Management.......13
Item 13. Certain Relationships and Related Transactions.......................15
Item 14. Controls and Procedures..............................................15

Part IV  .....................................................................16
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K......16
         Signatures...........................................................17
         Certifications.......................................................18

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

      Current Property.

      The Registrant owns one vacant commercial office building located at 570 Broad Street, Newark, New Jersey. On October 22, 2001, Registrant signed a contract, subject to certain closing conditions, to sell this property for a purchase price of $11,500,000. In connection with the contract, Registrant received non-refundable deposits from the buyer in the amount of $1,500,000. On January 20, 2002, due to the buyer's inability to satisfy the closing conditions, the contract expired and Registrant resumed marketing activities with respect to the property. Registrant retained the non-refundable deposits from the buyer in the amount of $1,500,000 and recognized such amount as income in 2002.

      Background.

      Harry B. Helmsley, a General Partner of Registrant, died on January 4, 1997. Upon his death, Mr. Helmsley's general partnership interest in Registrant was converted to a special limited partner interest, which was inherited by his spouse, Leona M. Helmsley, from Mr. Helmsley's estate as of December 31, 1997 (the "Converted Special L.P. Interest"). Under the terms of the Partnership Agreement as in effect on the date of Mr. Helmsley's death, the General Partners were required to create a new limited partnership with the same attributes as Registrant and to convey all of the assets and liabilities of Registrant to such entity. Such action would have involved substantial transfer tax, insurance premium costs and other related expenses and no benefit to the partners of Registrant or to the holders of Participations of Limited Partnership Interests ("PPIs") in the limited partnership interest of the limited partner of Registrant. Accordingly, Registrant obtained the approval of the holders of a majority of the PPIs to, among other things, amend the Agreement to permit the remaining General Partners to elect to continue the business of Registrant in the event of the death of a General Partner and to make such election with respect to the death of Mr. Helmsley. Such amendments were effective on May 30, 1997 (the "Amendments"). As contemplated by the amended Partnership Agreement, effective July 3, 1997, H Associates L.L.C. ("H Associates"), an entity owned by Leona M. Helmsley, was admitted as a General Partner of Registrant. H Associates' economic interest in Registrant was acquired from Helmsley-Noyes Company, Inc., also a General Partner of Registrant.

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

      (c) Narrative Description of Business. Registrant's only business is the ownership and operation of commercial real properties. During 2000, Registrant disposed of its remaining income producing properties and, at December 31, 2001, Registrant's remaining real property consisted of one vacant commercial office building, which was held under contract for sale, subject to certain closing conditions. On January 20, 2002, due to the buyer's inability to satisfy the closing conditions, the contract expired. Registrant resumed marketing activities with respect to the Property and retained the prospective buyer's non-refundable deposits in the amount of $1,500,000 which were recognized as income in 2002. The primary cost associated with Registrant's remaining Property is real estate taxes. All of the real property owned and operated by Registrant is set forth in Item 2.

      Registrant's needs for working capital are satisfied by existing cash balances which were generated primarily from previous sales of properties and the retention of the aforementioned non-refundable deposits in the amount of $1,500,000 in 2002.

      Registrant employs one person who handles maintenance of the remaining Property. All of the Registrant's other operating functions, which consist primarily of property management and administrative services, are performed by Helmsley-Spear, Inc. ("HSI") or affiliates of HSI, which entities may be deemed to be affiliates of Registrant. Management fees and leasing commissions charged by HSI aggregated approximately $0, $0 and $393,000 during the fiscal years ended December 31, 2002, 2001 and 2000, respectively. HSI also earned $0, $3,000 and $6,754,000 in brokerage commissions in 2002, 2001 and 2000, respectively, in connection with the sale of two parcels of undeveloped land in Houston, Texas in 2001, the sale of its 50% undivided interest in the Marbridge Building and the 245 Fifth Avenue and 261 Fifth Avenue properties in 2000. Registrant believes that such services are supplied at prices that approximate those that would be available from non-affiliates. See Item 13.

Item 2. Properties.

      General. At December 31, 2002, Registrant's Property included fee title to one vacant commercial office building. The Property is located at 570 Broad Street, Newark, New Jersey.

      The table below sets forth a description of the Property owned by Registrant on December 31, 2002, its location, type of ownership and rentable area in square feet.

                                                                Total Rentable
Property                 Description              Ownership     Area (Sq. Ft.)
--------                 -----------              ---------     --------------

570 Broad Street
Newark, New Jersey(1)    14-story office bldg.    Fee           190,000

(1) The Property has been vacant since 1996, and was held under contract for sale, subject to certain closing conditions. On January 20, 2002, due to the buyer's inability to satisfy the closing conditions, the contract expired and Registrant resumed marketing activities with respect to the Property.

Item 3. Legal Proceedings.

      There are no material pending legal proceedings to which Registrant is a party or of which any of Registrant's property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.


      No matters were submitted to a vote of holders of PPIs at a meeting or otherwise during the fourth quarter of 2002.

                                     PART II

Item 5. Market for the Registrant's Participation Interests and Related Security Holder Matters.

      Market Information.

      As discussed above, Registrant is a limited partnership. PPIs represent the beneficial interest of the Registrant's sole Limited Partner. On September 27, 2000, PPI's ceased to be traded in the over-the-counter ("OTC") market on the National Association of Securities Dealers Automated Quotations System ("NASDAQ") under the symbol "IVPA." After such date, the PPI's have continued to trade in the non-OTC market on the NASDAQ under the symbol "IVPA." During the years of 2001 and 2002 and at December 31, 2002, there was no established public trading market for these securities and quotations are limited and sporadic.

      The following quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The range of high and low closing bid quotations for PPIs for the two most recent fiscal years was as follows:

                             2002(1)                   2001(1)
                       -----------------         -----------------
                       High          Low         High          Low
                       ----          ---         ----          ---

First Qtr.               7            3          2.50            1
Second Qtr.              7          3.20         3.50          2.95
Third Qtr.               5          3.10         3.50          0.10
Fourth Qtr.              4          3.20           7           0.60

----------
(1) Trading volume for PPIs was low and quotations are limited and sporadic.

      Holders.

      As of December 31, 2002, there were 503 holders of record of PPIs.

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

      The Limited Partner is the nominee for the holders of PPIs and all distributions to the Limited Partner are distributed ratably to the holders of 820,000 PPIs. If with respect to any calendar year the Limited Partner's distributive share (computed on the same basis as that used in preparing Registrant's Federal income tax return) of income (loss), plus one-half of such partner's distributive share of long-term capital gains, exceeds the net operating revenue allocated to the Limited Partner as referred to in the preceding paragraph, then Registrant must also distribute additional funds in an amount equal to such excess to the holders of PPIs. If Registrant does not have funds for such distribution (from cash on hand or borrowings), the Partnership Agreement obligates the General Partners to lend or contribute funds to Registrant for such purpose.

      In 2002, Registrant had "net operating revenues" of $450,538, of which $225,269 in the aggregate (or $0.2747 per PPI) will be distributed on March 31, 2003 to the holders of PPI's and $225,269 will be distributed to the Special Limited Partners and the General Partners. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      In 2001, Registrant had "net operating revenues" of $280,965, of which $140,483 in the aggregate (or $0.17132 per PPI) was distributed on March 31, 2002 to the holders of PPI's and $140,482 was distributed to the Special Limited Partners and the General Partners. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      On July 18, 2001, Registrant paid a special dividend of $5,200,000 to its General Partners and Special Limited Partners and holders of record as of the close of business on July 6, 2001 of its PPIs from its available cash, of which $2,600,000 was paid to the General Partners and Special Limited Partners and $2,600,000 was paid to the holders of its PPIs.

      On December 21, 2001, Registrant declared a special dividend of $410,000 to its General Partners and Special Limited Partners and holders of record of its PPIs as of the close of business on December 31, 2001. In accordance with the Registrant's Partnership Agreement, $205,000 was distributed to the General Partners and Special Limited Partners and $205,000 was distributed to the holders of its PPIs. Such distribution was paid on March 31, 2002, together with the aforementioned 2001 net operating revenues.

      "Net operating revenues" is defined in Registrant's Partnership Agreement as follows: for any year, (i) net taxable income of the Registrant, plus (ii) depreciation and amortization expenses allowable for income tax purposes during such year (but only to the extent of mortgage repayments), (iii) plus amortization of Bond issuance costs and Bond discount (which is not applicable after 1994), (iv) plus amortization of financing costs, (v) less principal repayments on mortgages and (vi) less any gain or loss realized on the sale or other disposition of property. In recent years, cash distributions to
Registrant's partners have generally exceeded the amount defined as net operating revenues as a result of the distribution of net proceeds from the sale of Registrants properties. See Item 7 below.

      Registrant does not anticipate generating net operating revenues in 2003 and does not anticipate making future cash dividends to its General Partners, Special Limited Partners and holders of its PPI's until such time as it can successfully conclude the sale of its remaining property.

Item 6. Selected Financial Data.

                                     2002           2001           2000             1999           1998
                                     ----           ----           ----             ----           ----
Income Statement Data
Gross revenues from
real estate                       $       --     $  143,887    $  5,969,098    $ 31,640,834    $ 43,454,081

Net Income transferred to
Partner's capital accounts        $  458,410     $  376,061    $153,829,678    $150,779,832    $112,747,733

Net operating revenues, as
defined                           $  450,538     $  280,965    $  3,908,231    $ 12,606,987    $  9,803,570

Net income per PPI:               $   0.2795     $   0.1713    $    65.3015    $    87.8823    $    60.4848

Balance Sheet Data

Total assets                      $3,733,978     $5,631,958    $ 12,959,799    $102,611,031    $ 49,762,234

Mortgages payable                 $       --     $       --    $         --    $  4,000,000    $ 23,847,488

Affiliate Loans                   $       --     $       --    $         --    $         --    $         --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Liquidity and Capital Resources

      As of December 31, 2001, Registrant's remaining Property consisted of one vacant commercial office building located in Newark, New Jersey, which was under contract for sale, subject to certain closing conditions. In connection with this contract, Registrant received non-refundable deposits aggregating $1,500,000 from the prospective buyer in 2001. On January 20, 2002, due to the inability of the buyer to satisfy the closing conditions, the contract expired and Registrant retained the $1,500,000 deposits and resumed marketing activities with respect to the Property. Registrant will seek to consummate a sale of this property during 2003, after which the Registrant will initiate steps to wind up its affairs, but there can be no assurance that such sale will be consummated.

      In addition, Registrant is required to make certain cash distributions to its partners for each year (see Item 5). Accordingly, Registrant has accrued distributions in the amount of $450,538 in respect of 2002 net operating revenues, of which $225,269 will be paid to the Special Limited Partners and the General Partners, and $225,269 will be paid to the holders of record of its PPIs.

      Registrant anticipates satisfying its working capital requirements for fiscal year 2003 generally through existing cash reserves. Registrant also seeks to generate additional liquidity through the consummation of the sale of its remaining property, however, there can be no assurances that such sale will be consummated.

      Net cash provided by (used in) operating activities was approximately $(581,000) in 2002, as compared to $2.3 million in 2001. Such decrease was primarily due to the receipt in 2001 of non-refundable deposits of $1,500,000 from a prospective purchaser of Registrant's 570 Broad Street property. Net cash provided by investing activities was $0 in 2002, as compared to approximately $95,000 in 2001. Such decrease was attributable to there being no sales of properties during 2002. Net cash used in financing activities was approximately $691,000 in 2002, as compared to $9.1 million in 2001. Such decrease was due to decreased distributions.

      Results of Operations

2002 Compared to 2001

      Gross Revenues from real estate for 2002 decreased approximately $144,000 (100%) as compared to 2001, because Registrant's remaining property at 570 Broad Street is vacant and generates no rental income, whereas in 2001, Registrant's gross revenue from real estate resulted from the final settlement of certain closing adjustments and prorations associated with sales of properties which occurred in 2000. Interest and other income in 2002 increased approximately $21,000 (approximately 1%). Interest income in 2002 decreased by approximately $192,000 due to lower invested cash balances during 2002 as well as lower interest rates. With respect to other income in 2001, Registrant received approximately $1,293,000 in real estate tax refunds relating to the Marbridge Building and 261 Fifth Avenue Building (which were sold in 2000), and the 6 North Michigan Avenue, 360 North Michigan Avenue and One LaSalle properties (which were sold in 1998), while in 2002 Registrant recognized other income of $1,500,000 relating to its retention of non-refundable deposits received from a potential buyer of its 570 Broad Street property, due to the expiration of the sales contract upon the buyer's inability to satisfy the specified closing conditions.

      Total expenses decreased by approximately $301,000 (approximately 22%) as a result of decreased administrative expenses of approximately $417,000 related principally to professional fees, offset by increases in real estate taxes of approximately $50,000 and in other property expenses of approximately $71,000. Net income for 2002 increased approximately $82,000.

2001 Compared to 2000

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

      The Registrant adopted FAS 144 as of January 1, 2002, which did not have a significant impact on the Registrant's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      At December 31, 2002, Registrant had no interest bearing indebtedness and accordingly was not exposed to market risk with respect to changes in interest rates, and does not anticipate a need to seek additional borrowing.

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

      Harry B. Helmsley was a General Partner of Registrant until his death on January 4, 1997. He was succeeded by H Associates on July 3, 1997. H Associates acquired a nominal general partner interest from Helmsley-Noyes Corporation in connection with its admission as a General Partner. On June 10, 1998, H Associates ceased to be a General Partner of Registrant and was replaced by ScogBell as a General Partner pursuant to a sale of its entire beneficial ownership position. See Item 1, "Business."

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

      Paragraph 11A(3) of the Partnership Agreement provides for certain guaranteed payments to be made to the General Partners and Special Limited Partners of Registrant equal to 8-3/4% per annum of their "Remaining Original Cash Contribution." The Remaining Original Cash Contribution is $1,500,000, less the cumulative amounts distributed to the General Partners and Special Limited Partners from time to time in respect of the net proceeds from the sale of Registrant's properties. The Remaining Original Cash Contributions at December 31, 2002 was $1,160,000. For the year ended December 31, 2002, Registrant paid or accrued, pursuant to such paragraph 11A(3), guaranteed payments to the General Partners and Special Limited Partners in an aggregate amount of $101,500 follows: Irving Schneider - $33,732, ScogBell - $67,576, ScogBell AG, Inc. (formerly known as Helmsley-Noyes Company, Inc.) - $91 and Minlyn, Inc. - $101.

      Under the terms of the Partnership Agreement, since January 1, 1973, the General Partners are entitled to receive an annual payment equal to 1/2% of the gross revenue from real estate of the Registrant. During the year ended December 31, 2002, no payment was required as Registrant did not generate any gross revenue from real estate during 2002. Mr. Schneider and ScogBell are entitled to receive distributions of net operating revenues in each of their respective capacities as General Partners and Special Limited Partners. See "Item 5" above.

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

      To the extent that the Special Limited Partnership Interests and PPIs are considered voting securities, the following information is provided as to holders of 5% or more of each such class at December 31, 2002:

                                                                     Amount and
                               Name and Address of                     Nature of             Percent
Title of Class                 Beneficial Owner                  Beneficial Ownership        of Class
--------------                 -------------------               --------------------        --------
Special Limited                ScogBell                                 Direct                66.66%
Partnership Interest           660 Madison Ave.
                               New York, NY  10021

                               Irving Schneider                         Direct                33.34%
                               880 Fifth Avenue
                               New York, NY

Converted Special Limited      ScogBell                                 Direct               100.00%
Partner Interest               660 Madison Ave.
                               New York, NY  10021

PPIs                           ScogBell                                 310,927(1)            37.92%
                               660 Madison Ave.
                               New York, NY  10021

                               Long Island Jewish Medical Center        90,095                10.99%
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

      (b) Registrant is a limited partnership and, as such, its affairs are managed by its General Partners. The following table sets forth the amount and nature of the beneficial ownership at December 31, 2002 of each class of partnership interests by its General Partners individually and as a group:

                                                         Amount and
                                                         Nature of
                              Name and Address of        Beneficial          Percent of
Title of Class                Beneficial Owner           Ownership             Class
--------------                -------------------        -----------         ----------
General Partnership           Irving Schneider           Direct(1)              90.91%
Interests                     880 Fifth Avenue
                              New York, NY

                              ScogBell                   Indirect                9.09%
                              660 Madison Ave.
                              New York, NY  10021

                              As a group                                       100.00%

Special Limited               ScogBell                   Direct(2)              66.66%
Partnership Interests         660 Madison Ave.
                              New York, NY  10021

                              Irving Schneider           Direct(2)              33.34%
                              880 Fifth Avenue
                              New York, NY

                              As a group                                       100.00%

Converted Special Limited     ScogBell                   Direct(2)             100.00%
Partner Interest              660 Madison Ave.
                              New York, NY  10021


Participation Interests       ScogBell                   310,927                37.92%
                              660 Madison Ave.
                              New York, NY  10021        Direct(3)

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

Item 13. Certain Relationships and Related Transactions.

      (a) Transactions with Management and Others.

      None.

      (b) Certain Business Relationships.

      As set forth in Item 11 above, during the year ended December 31, 2002, Registrant paid certain fees and certain guaranteed payments to each of its corporate General Partners, ScogBell AG, Inc. (formerly known as Helmsley-Noyes Company, Inc.) and Minlyn, Inc., pursuant to the Partnership Agreement. See Item 10 hereof as to the ownership of said corporations.

      (c) Indebtedness of Management.

      None.

Item 14. Controls and Procedures.

      Within the 90-day period preceding the date of this report, an evaluation of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures was carried out under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and the Chief Financial Officer (the "Certifying Officers"). Based on that evaluation, the Certifying Officers concluded that the Registrant's disclosure controls and procedures are effective to bring to the attention of the Registrant's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Registrant's business in its periodic filings with the Securities and Exchange Commission. There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) 1. The response to this portion of Item 15 is submitted as a separate section of this report.

      2. The response to this portion of Item 15 is submitted as a Separate Section of this report.

      3. Exhibits. Subject to Rule 12b-32 of the Securities Exchange Act of 1934 regarding incorporation by reference, listed below are the exhibits which are filed as part of this report and are hereby incorporated by reference (according to the numbers assigned to them in Item 601 of Regulation S-K):

            3(i) Registrant's Limited Partnership Agreement dated as of May 15, 1969, as amended on October 2, 1969, October 31, 1969, and December 3, 1969 is hereby incorporated by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to Registration Statement No. 2-33132 which was declared effective by the SEC on December 4, 1969.

            3(ii) Amendment to Agreement of Limited Partnership, dated as of May
                  30, 1997.

            10.1 Management Agreement dated May 20, 1969 between Helmsley-Spear, Inc. and Registrant is hereby incorporated by reference to Exhibit 12.1 to Registration Statement No. 2-33132. The leasing commissions and management fees currently being charged to the Registrant are consistent with the rates generally charged in the areas where the properties are located.

            99.1 Section 906 Sarbanes-Oxley Act of 2002 certification of Mr. Irving Schneider as General and Special Limited Partner and Chief Executive Officer

            99.2 Section 906 Sarbanes-Oxley Act of 2002 certification of Mr. Robert Hecht as Chief Financial Officer

      (b)   Reports on Form 8-K filed during the period covered by this Report:

            No reports on Form 8-K have been filed during the period covered by this report.

      (c)   None.

      (d)   None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of New York, State of New York, on March 24, 2003.

                                        INVESTMENT PROPERTIES ASSOCIATES

                                        By: /s/ Irving Schneider
                                            --------------------------------
                                            Irving Schneider
                                            General and Special Limited Partner
                                            Chief Executive Officer

                                        By: /s/ Robert Hecht
                                            --------------------------------
                                            Robert Hecht
                                            Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 24, 2003.

             Signature                                 Title
             ---------                                 -----

/s/ Irving Schneider                      General Partner, Principal Executive,
--------------------------------------    Chief Executive Office, and Financial
Irving Schneider                          and Accounting Officer

/s/ Robert Hecht                          Chief Financial Officer
--------------------------------------
Robert Hecht

MINLYN, INC.                              General Partner

By: /s/ Irving Schneider
    ----------------------------------
    Irving Schneider
    President

SCOGBELL AG, INC.                         General Partner

By: /s/ Craig Effron
    ----------------------------------
    Craig Effron
    President

SCOGBELL ACQUISITION, L.L.C.              General Partner

By: /s/ Craig Effron
    ----------------------------------
    Craig Effron
    President
    ScogBell AG Manager, Inc., Manager

                                 Certifications

I, Irving Schneider, certify that:

1. I have reviewed this annual report on Form 10-K of Investment Properties Associates;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c)    presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                         /s/ Irving Schneider
                                         -----------------------------------
                                         Irving Schneider
                                         General and Special Limited Partner and
                                         Chief Executive Officer

I, Robert Hecht, certify that:

1. I have reviewed this annual report on Form 10-K of Investment Properties Associates;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c)    presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                         /s/ Robert Hecht
                                         -----------------------------------
                                         Robert Hecht
                                         Chief Financial Officer