Form 10-Q
period 2003-03-31
INVESTMENT PROPERTIES ASSOCIATES
filed 2003-05-14
CIK 52067

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X|              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

                        INVESTMENT PROPERTIES ASSOCIATES

                                    FORM 10-Q
                   For the Fiscal Quarter Ended March 31, 2003

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION................................................1

Item 1.  Financial Statements.................................................1

         Balance Sheets.......................................................1

         Statements of Operations.............................................2

         Statements of Cash Flows.............................................3

         Notes to Unaudited Financial Statements..............................4

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations...........................................................5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........6

Item 4.  Controls and Procedures..............................................6


PART II. OTHER INFORMATION....................................................7

Item 6.  Exhibits and Reports on Form 8-K.....................................7

         Signatures...........................................................8

         Certifications.......................................................9

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                 BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                               MARCH 31, 2003  DECEMBER 31, 2002
                                               --------------  -----------------
ASSETS                                           (Unaudited)          (Note)

Real estate, at cost                             $ 8,033,347      $ 8,033,347
  Less: Accumulated depreciation
    and amortization                               5,880,040        5,880,040
                                                 -----------      -----------
                                                   2,153,307        2,153,307

Cash and cash equivalents                            685,520        1,516,410
Due from managing agent
  (Helmsley-Spear, Inc.)                              79,048           47,380
Other assets                                          17,705           16,881
                                                 -----------      -----------
                                                 $ 2,935,580      $ 3,733,978
                                                 ===========      ===========
LIABILITIES AND PARTNERS'
  CAPITAL (DEFICIENCY)

Accounts payable                                 $     9,593      $     6,547
Distributions payable to General
  Partners, Special Limited Partners
  and Limited Partners                                  --            457,752
Guaranteed Payments Due to General
  Partners, Special Limited Partners
  and Limited Partners                                59,125          146,500
Sundry liabilities and other
  accrued expenses                                   107,443          105,230
                                                 -----------      -----------
                                                     176,161          716,029
                                                 -----------      -----------

Partners' Capital (Deficiency)

  General Partners                                (2,498,007)      (2,495,163)
  Special Limited Partners                         3,034,499        3,290,185
  Limited Partners (represented by the
    equivalent of 820,000 Participation
    Interests)                                     2,222,927        2,222,927
                                                 -----------      -----------
                                                   2,759,419        3,017,949
                                                 -----------      -----------
                                                 $ 2,935,580      $ 3,733,978
                                                 ===========      ===========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED
                                               --------------------------------
                                               MARCH 31, 2003    MARCH 31, 2002
                                               --------------    --------------
Revenues:
Interest                                          $   4,331        $   11,531
Other income                                             --         1,500,000
                                                  ---------        ----------
                                                      4,331         1,511,531
                                                  ---------        ----------
Expenses:
Real estate taxes                                    77,631            77,034
Other expenses                                      156,105           185,167
                                                  ---------        ----------
                                                    233,736           262,201
                                                  ---------        ----------
Income (loss) before items
  shown below                                      (229,405)        1,249,330
                                                  ---------        ----------
Guaranteed payments required
  under the Limited
Partnership Agreement:
  To the Limited Partners                             3,750             3,750
  To the General and Special
    Limited Partners                                 25,375            25,375
                                                  ---------        ----------
                                                     29,125            29,125
                                                  ---------        ----------
Net (loss) income transferred
  to Partners' capital accounts                   $(258,530)       $1,220,205
                                                  =========        ==========
Net (loss) income allocable as
  follows (based on terms of the
  Limited Partnership Agreement):
  General Partners                                $  (2,844)       $    6,711
  Special Limited Partners                         (255,686)          603,391
  Limited Partners (represented by the
    equivalent of 820,000 Participation
    Interests - unchanged during the periods)            --           610,103
                                                  ---------        ----------
                                                  $(258,530)       $1,220,205
                                                  =========        ==========
Per Participation Interest:
  Net income (loss)                               $      --        $   0.7440
                                                  =========        ==========


See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

                                                          2003          2002
                                                          ----          ----
OPERATING ACTIVITIES:
  Net (loss) income                                  $ (258,530)   $ 1,220,205
  Adjustments to reconcile net (loss)
    income to net cash used in
    operating activities:
      Changes in operating assets and
        liabilities:
      (Increase) decrease in due from
        managing agent                                  (31,668)        61,062
      (Increase) decrease in other assets                  (824)        15,289
      Increase in accounts payable                        3,046         14,558
      Decrease in sundry liabilities and
        other accrued expenses                          (85,162)       (76,038)
      Decrease in deposits                                   --     (1,500,000)
                                                     ----------    -----------
     Net cash used in operating activities             (373,138)      (264,924)
                                                     ----------    -----------
FINANCING ACTIVITIES:
  Distributions of net operating
    revenues to General Partners,
  Special Limited Partners and
    Limited Partners                                   (457,752)      (131,000)
                                                     ----------    -----------

      Decrease in cash and cash equivalents            (830,890)      (395,924)

Cash and cash equivalents at beginning of year        1,516,410      2,788,292
                                                     ----------    -----------
Cash and cash equivalents at March 31                $  685,520    $ 2,392,368
                                                     ==========    ===========

See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

NOTE 1

As permitted by the Securities and Exchange Commission, the accompanying unaudited financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by accounting principles generally accepted in the United States. Reference should be made to the Company's Annual Report Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

NOTE 2

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002.

NOTE 3

The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Taxes

The net (loss) income for Federal income tax purposes is ($312,180) (three months ended March 31, 2003) and $1,166,527 (three months ended March 31, 2002) as compared with net (loss) income of ($258,530) and $1,220,205 respectively, as shown in the statements of operations. The differences result principally from differences in depreciation expense which continues to be recognized for income tax purposes.

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

NOTE 6 - Subsequent Event

On April 24, 2003, the Company signed a contract to sell its only remaining property, a vacant commercial office building located at 570 Broad Street, Newark, New Jersey, for a purchase price of $7,000,000. Subject to certain conditions, the closing is expected to occur within approximately sixty days, but there can be no assurances that such sale will be concluded. The Company will have no remaining real property upon the consummation of this transaction.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the sales of the Company's remaining income producing properties in 2000, the Company no longer derives income from rental operations. The activity of the Company consists of marketing for sale its remaining non-income producing property, a vacant office property located at 570 Broad Street, Newark, New Jersey. On April 24, 2003, the Company signed a contract to sell its only remaining property, a vacant commercial office building located at 570 Broad Street, Newark, New Jersey, for a purchase price of $7,000,000. Subject to certain conditions, the closing is expected to occur within approximately sixty days, but there can be no assurances that such sale will be concluded. The Company will have no remaining real property upon the consummation of this transaction. See Note 6 of the accompanying notes to the financial statements.

The decrease in interest income was due to the reduction of investments in commercial paper as a result of the payment of 2002 accrued distributions during 2003, as well as the impact of declining interest rates.

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

The decrease in other expenses in 2003 as compared to 2002 is principally attributable to a decrease in professional fees.

As of December 31, 2002, the Company had accrued a distribution to its General Partners, Special Limited Partners and holders of record of the PPI's as of the close of business on December 31, 2001 in the amount of $450,538 in respect of 2002 net operating revenues. These amounts were paid prior to March 31, 2003.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2003, the Company had no interest bearing indebtedness and accordingly was not exposed to market risk with respect to changes in interest rates, and does not anticipate a need to seek additional borrowings.

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

    Exhibit 99.2 Section 906 Sarbanes-Oxley Act of 2002 certification of Mr. Robert Hecht as Chief Financial Officer

(b) Reports on Form 8-K

On March 6, 2003, the Company filed a Current Report on Form 8-K relating to the dividend of approximately $450,538 paid to its general and special limited partners and holders of record as of the close of business on March 17, 2003 of its participations of limited partnership interests from its operating revenue.

On April 29, 2003, the Company filed a Current Report on Form 8-K relating to the sale of its 570 Broad Street, Newark, New Jersey property, which is subject to certain closing conditions.

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

Dated: May 14, 2003

                                 CERTIFICATIONS

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

Date:  May 14, 2003

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

Date:  May 14, 2003

                                        /s/ Robert Hecht
                                        ---------------------------------------
                                        Robert Hecht

                                        Chief Financial Officer