Form 10-Q
period 2003-06-30
INVESTMENT PROPERTIES ASSOCIATES
filed 2003-08-14
CIK 52067

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

                                 (212) 687-6400
              (Registrant's telephone number, including area code)

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

                        INVESTMENT PROPERTIES ASSOCIATES

                                    FORM 10-Q
                   For the Fiscal Quarter Ended June 30, 2003

                                      INDEX

                                                                            Page

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

Item 4.  Controls and Procedures.............................................6

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

         Signatures..........................................................8

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                 BALANCE SHEETS

                    AS AT JUNE 30, 2003 AND DECEMBER 31, 2002

                                                                                             JUNE 30, 2003         DECEMBER 31, 2002
ASSETS                                                                                        (Unaudited)               (Note)
------                                                                                       -------------         -----------------
Real estate held for sale, at cost                                                            $        --             $ 8,033,347
     Less:  Accumulated depreciation and amortization                                                  --               5,880,040
                                                                                              -----------             -----------
                                                                                                       --               2,153,307

Cash and cash equivalents                                                                       7,339,405               1,516,410
Due from managing agent (Helmsley-Spear, Inc.)                                                     38,395                  47,380
Other assets                                                                                        4,289                  16,881
                                                                                              -----------             -----------
                                                                                              $ 7,382,089             $ 3,733,978
                                                                                              ===========             ===========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Accounts payable                                                                              $    18,512             $     6,547
Distributions payable to General Partners,
     Special Limited Partners and Limited Partners                                              5,500,000                 457,752
Guaranteed Payments Due to General Partners,
     Special Limited Partners and Limited Partners                                                 88,250                 146,500
Sundry liabilities and other accrued expenses                                                     105,410                 105,230
                                                                                              -----------             -----------
                                                                                                5,712,172                 716,029
                                                                                              -----------             -----------
Partners' Capital (Deficiency)

     General Partners                                                                               9,184              (2,495,163)
     Special Limited Partners                                                                     825,774               3,290,185
     Limited Partners (represented by the equivalent
       of 820,000 Participation Interests)                                                        834,959               2,222,927
                                                                                              -----------             -----------
                                                                                                1,669,917               3,017,949
                                                                                              -----------             -----------

                                                                                              $ 7,382,089             $ 3,733,978
                                                                                              ===========             ===========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         FOR THE SIX MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                                                         ------------------------       --------------------------
                                                                       JUNE 30, 2003   JUNE 30, 2002   JUNE 30, 2003   JUNE 30, 2002
                                                                       -------------   -------------   -------------   -------------
Revenues:
Interest                                                                $     8,291     $    18,518     $     3,960     $     6,987
Other income                                                                118,725       1,501,500         118,725           1,500
                                                                        -----------     -----------     -----------     -----------
                                                                            127,016       1,520,018         122,685           8,487
                                                                        -----------     -----------     -----------     -----------
Expenses:
Real estate taxes                                                           138,482         153,942          60,851          76,908
Other expenses                                                              323,521         274,143         167,416          88,976
                                                                        -----------     -----------     -----------     -----------
                                                                            462,003         428,085         228,267         165,884
                                                                        -----------     -----------     -----------     -----------
Income (loss) before items shown below                                     (334,987)      1,091,933        (105,582)       (157,397)
Gain on sale of real estate income before
guaranteed payments required under the
limited partnership agreement                                             4,545,205              --       4,545,205              --
                                                                        -----------     -----------     -----------     -----------
                                                                          4,210,218       1,091,933       4,439,623        (157,397)
Guaranteed payments required under the
Limited Partnership Agreement:
  To the Limited Partners                                                     7,500           7,500           3,750           3,750
  To the General and Special Limited
  Partners                                                                   50,750          50,750          25,375          25,375
                                                                        -----------     -----------     -----------     -----------
                                                                             58,250          58,250          29,125          29,125
                                                                        -----------     -----------     -----------     -----------
Net income (loss) transferred to
Partners' capital accounts                                              $ 4,151,968     $ 1,033,683     $ 4,410,498     $  (186,522)
                                                                        ===========     ===========     ===========     ===========
Net income allocable as follows (based on
terms of the Limited Partnership
Agreement):
  General Partners                                                      $ 2,534,597     $     5,685     $ 2,537,441          (1,026)
  Special Limited Partners                                                  255,339         511,156         511,025         (92,235)
 Limited Partners (represented by the
 equivalent of 820,000 Participation Interests - unchanged
 during the periods)
                                                                          1,362,032         516,842       1,362,032         (93,261)
                                                                        -----------     -----------     -----------     -----------

                                                                        $ 4,151,968     $ 1,033,683     $ 4,410,498     $  (186,522)
                                                                        ===========     ===========     ===========     ===========
Per Participation Interest:
  Net income                                                            $    1.6610     $    0.6303     $    1.6610     $   (0.1137)
                                                                        ===========     ===========     ===========     ===========

See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

                                                                                                     2003                  2002
                                                                                                  -----------           -----------
OPERATING ACTIVITIES:
     Net income                                                                                   $ 4,151,968           $ 1,033,683
     Adjustments to reconcile net income to net cash used in
     operating activities:
        Changes in operating assets and liabilities:
        Decrease (increase) in due from managing agent                                                  8,985                (3,893)
        Gain on sale of real estate                                                                (4,545,205)                   --
        Decrease in other assets                                                                       12,592                14,527
        Increase in accounts payable                                                                   11,965                 9,182
        Decrease in guaranteed payments due to General Partners,
         Special Limited Partners and Limited Partners                                                (58,250)                   --
        Increase (decrease) in sundry liabilities and other accrued
        expenses                                                                                          180              (117,029)
        Decrease in deposits                                                                               --            (1,500,000)
                                                                                                  -----------           -----------

        Net cash used in operating activities                                                        (417,765)             (563,530)
                                                                                                  -----------           -----------
INVESTING ACTIVITIES:
     Net proceeds from sale of real estate                                                          6,698,512                    --
                                                                                                  -----------           -----------
FINANCING ACTIVITIES:
     Distributions to General Partners, Special Limited Partners and
     Limited Partners                                                                                (457,752)             (690,966)
                                                                                                  -----------           -----------

         Increase (decrease) in cash and cash equivalents                                           5,822,995            (1,254,496)

Cash and cash equivalents at beginning of year                                                      1,516,410             2,788,292
                                                                                                  -----------           -----------
Cash and cash equivalents at June 30                                                              $ 7,339,405           $ 1,533,796
                                                                                                  ===========           ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
     Accrued distributions                                                                        $ 5,500,000                    --
                                                                                                  ===========           ===========

See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 2003 and the results of operations for the three and six month periods ended June 30, 2003 and 2002.

The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Taxes

The net income for Federal income tax purposes is $4,669,503 (six months ended June 30, 2003) and $926,327 (six months ended June 30, 2002) as compared with net income of $4,151,968 and $1,033,683 respectively, as shown in the statements of operations. The differences result principally from depreciation expense which continued to be recognized for income tax purposes through the date of sale of the property and differences in the gain on sale of the 570 Broad Street property for income tax purposes.

NOTE 3 - Other Income

On October 22, 2001, the Company signed a contract, subject to certain closing conditions, to sell its only remaining property, a vacant commercial office building located at 570 Broad Street, Newark, New Jersey, for a purchase price of $11,500,000. In connection with the contract, the Company received non-refundable deposits from the buyer in the amount of $1,500,000. In January 2002, due to the buyer's inability to satisfy the closing conditions, the contract expired and the Company resumed marketing activities with respect to the Property. The Company retained the non-refundable deposits from the buyer in the amount of $1,500,000. Other income in 2003 relates to the receipt of real estate tax refunds pertaining to properties sold in prior years.

NOTE 4 - Sale of 570 Broad Street Property

On June 13, 2003, the Company sold its only remaining property, a vacant commercial office building located at 570 Broad Street, Newark, New Jersey, for a purchase price of $7,000,000. In connection with consummation of this sale transaction, the Company recognized a gain on the sale of approximately
$4,540,000 for financial statement purposes as compared with a gain of approximately $5,160,000 for Federal income tax purposes.

In connection with the sale of the 570 Broad Street property, on June 20, 2003, the Company declared a special dividend in the amount of $5,500,000 from the sales proceeds of the 570 Broad Street property. In accordance with the Company's partnership agreement, $2,750,000 was paid to the General Partners and Special Limited Partners, and $2,750,000 was paid to the holders of its participations of limited partnership interests in July 2003.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the sales of the Company's remaining income producing properties in 2000, the Company no longer derives income from rental operations. The activity of the Company consists of marketing for sale its remaining non-income producing property, a vacant office property located at 570 Broad Street, Newark, New Jersey. On April 24, 2003, the Company signed a contract to sell the 570 Broad Street property for a sales price of $7,000,000, and consummated such sale on June 13, 2003. As a result of such sale, the Company has no remaining real property. See Note 4 of the accompanying notes to the financial statements.

On June 20, 2003, the Company declared a special dividend in the amount of $5,500,000 from the sales proceeds of the consummated sale of the 570 Broad Street property. In accordance with the Company's partnership agreement, $2,750,000 was paid to the General Partners and Special Limited Partners, and $2,750,000 was paid to the holders of its participations of limited partnership interests in July 2003.

The decrease in interest income was due to the reduction of investments in commercial paper as a result of the payment of 2002 accrued distributions during 2003, as well as the impact of declining interest rates.

Other income in 2002 relates principally to the Company's retention of a non-refundable deposit in the amount of $1,500,000 received in 2001 from a prospective buyer of the 570 Broad Street property pursuant to a contract to sell the 570 Broad Street property, which was subject to certain closing conditions. As a result of the prospective buyer's inability to satisfy the closing conditions of the sales contract, the contract expired in accordance with its terms in January of 2002, and the buyer's deposit was forfeited to the Company. See Note 3 of the accompanying notes to the financial statements. Other income in 2003 relates to the receipt of real estate tax refunds pertaining to properties sold in prior years.

The increase in other expenses in 2003 as compared to 2002 is principally attributable to an increase in insurance costs and repairs and maintenance expenses at the 570 Broad Street property.

Gain on sale of real estate in 2003 relates to the sale of the 570 Broad Street property.

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

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2003, the Company had no interest bearing indebtedness and accordingly was not exposed to market risk with respect to changes in interest rates, and does not anticipate a need to seek additional borrowings.

ITEM 4.

                             CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's management has evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in internal control over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit 31.1 Section 302 Sarbanes-Oxley Act of 2002 certification of Mr. Irving Schneider as General and Special Limited Partner and Chief Executive Officer

      Exhibit 31.2 Section 302 Sarbanes-Oxley Act of 2002 Certification of Mr. Robert Hecht as Chief Financial Officer

      Exhibit 32.1 Section 906 Sarbanes-Oxley Act of 2002 certification of Mr. Irving Schneider as General and Special Limited Partner and Chief Executive Officer

      Exhibit 32.2 Section 906 Sarbanes-Oxley Act of 2002 certification of Mr. Robert Hecht as Chief Financial Officer

(b)   Reports on Form 8-K:

On April 29, 2003, the Company filed a Current Report on Form 8-K relating to the sale of its 570 Broad Street, Newark, New Jersey property, which is subject to certain closing conditions.

On June 24, 2003, the Company filed a Current Report on Form 8-K relating to the consummation of the sale of the 570 Broad Street, Newark, New Jersey, property and the dividend of approximately $5,500,000 paid to its general and special limited partners and holders of record as of the close of business on July 8, 2003 of its participations of limited partnership interests from such sale proceeds.

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

Dated: August 14, 2003