Form 10-Q
period 2003-09-30
INVESTMENT PROPERTIES ASSOCIATES
filed 2003-11-14
CIK 52067

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X|             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

                        INVESTMENT PROPERTIES ASSOCIATES

                                    FORM 10-Q
                 For the Fiscal Quarter Ended September 30, 2003

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

         Signatures...........................................................8

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                                 BALANCE SHEETS

                 AS AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                        SEPTEMBER 30, 2003    DECEMBER 31, 2002
                                        ------------------    -----------------
ASSETS                                      (Unaudited)             (Note)
Real estate held for sale, at cost         $        --           $ 8,033,347
     Less:  Accumulated depreciation
              and amortization                      --             5,880,040
                                           -----------           -----------
                                                    --             2,153,307

Cash and cash equivalents                    1,712,090             1,516,410
Due from managing agent
  (Helmsley-Spear, Inc.)                        70,677                47,380
Other assets                                    18,009                16,881
                                           -----------           -----------
                                           $ 1,800,776           $ 3,733,978
                                           ===========           ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Accounts payable                           $       400           $     6,547
Distributions payable to General
     Partners, Special Limited
     Partners and Limited Partners                  --               457,752
Guaranteed Payments Due to General
     Partners, Special Limited
     Partners and Limited Partners             117,375               146,500
Sundry liabilities and other
  accrued expenses                              87,570               105,230
                                           -----------           -----------
                                               205,345               716,029
                                           -----------           -----------

Partners' Capital (Deficiency)

     General Partners                            8,775            (2,495,163)
     Special Limited Partners                  788,941             3,290,185
     Limited Partners (represented
       by the equivalent of 820,000
       Participation Interests)                797,715             2,222,927
                                           -----------           -----------
                                             1,595,431             3,017,949
                                           -----------           -----------

                                           $ 1,800,776           $ 3,733,978
                                           ===========           ===========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  FOR THE NINE MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                              --------------------------------     ---------------------------------
                                                              SEPT. 30, 2003    SEPT. 30, 2002     SEPT. 30, 2003     SEPT. 30, 2002
                                                              --------------    --------------     --------------     --------------
Revenues:
Interest                                                       $    13,688        $    24,682        $     5,397        $     6,164
Other income                                                       118,956          1,501,500                231                 --
                                                               -----------        -----------        -----------        -----------
                                                                   132,644          1,526,182              5,628              6,164
                                                               -----------        -----------        -----------        -----------
Expenses:
Real estate taxes                                                  138,482            231,714                 --             77,772
Other expenses                                                     368,986            378,315             45,465            104,172
                                                               -----------        -----------        -----------        -----------
                                                                   507,468            610,029             45,465            181,944
                                                               -----------        -----------        -----------        -----------
Income (loss) before items shown below                            (374,824)           916,153            (39,837)          (175,780)
Gain (loss) on sale of real estate                               4,539,680                 --             (5,525)                --
                                                               -----------        -----------        -----------        -----------
                                                                 4,164,856            916,153            (45,362)          (175,780)

Guaranteed payments required under the
Limited Partnership Agreement:
 To the Limited Partners                                            11,250             11,250              3,750              3,750
 To the General and Special Limited
 Partners                                                           76,125             76,125             25,375             25,375
                                                               -----------        -----------        -----------        -----------
                                                                    87,375             87,375             29,125             29,125
                                                               -----------        -----------        -----------        -----------
Net income (loss) transferred to
Partners' capital accounts                                     $ 4,077,481        $   828,778        $   (74,487)       $  (204,905)
                                                               ===========        ===========        ===========        ===========
Net income allocable as follows (based
on terms of the Limited Partnership
Agreement):
 General Partners                                              $ 2,534,188        $     4,558        $      (409)            (1,127)
 Special Limited Partners                                          218,505            409,831            (36,834)          (101,326)
 Limited Partners (represented by the
 equivalent of 820,000 Participation
 Interests - unchanged during
 the periods)
                                                                 1,324,788            414,389            (37,244)          (102,452)
                                                               -----------        -----------        -----------        -----------
                                                               $ 4,077,481        $   828,778        $   (74,487)       $  (204,905)
                                                               ===========        ===========        ===========        ===========
Per Participation Interest:
  Net income (loss)                                            $    1.6156        $    0.5054        $   (0.0454)       $   (0.1249)
                                                               ===========        ===========        ===========        ===========

See accompanying notes to financial statements

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

                                                       2003              2002
                                                       ----              ----
OPERATING ACTIVITIES:
  Net income                                       $ 4,077,481      $   828,778
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Gain on sale of real estate                     (4,539,680)              --
    Changes in operating assets and
    liabilities:
    (Increase) Decrease in due from
    managing agent                                     (23,297)          50,166
    (Increase) in other assets                          (1,128)          (4,779)
    Increase (Decrease) in accounts payable             (6,147)           6,502
    Decrease in guaranteed payments due
    to General Partners,
    Special Limited Partners and
    Limited Partners                                   (29,125)              --
      (Decrease) in sundry liabilities and
      other accrued expenses                           (17,660)        (273,914)
      (Decrease) in deposits                                --       (1,500,000)
                                                   -----------      -----------
      Net cash used in operating activities           (539,556)        (893,247)
                                                   -----------      -----------
INVESTING ACTIVITIES:
    Net proceeds from sale of real estate            6,692,988               --
                                                   -----------      -----------
FINANCING ACTIVITIES:
    Distributions of net operating
    revenues to General Partners,
    Special Limited Partners and Limited Partners   (5,957,752)        (559,966)
                                                   -----------      -----------
        Increase (decrease) in cash
        and cash equivalents                           195,680       (1,453,213)

Cash and cash equivalents at beginning of year       1,516,410        2,788,292
                                                   -----------      -----------

Cash and cash equivalents at September 30, 2003    $ 1,712,090      $ 1,335,079
                                                   ===========      ===========


See accompanying notes to financial statements.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 2003 and the results of operations for the three and nine month periods ended September 30, 2003 and 2002.

The results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Taxes

The net income for Federal income tax purposes is $4,595,017 (nine months ended September 30, 2003) and $697,743 (nine months ended September 30, 2002) as compared with net income of $4,077,481 and $828,778 respectively, as shown in the statements of operations. The differences result principally from depreciation expense relating to the 570 Broad Street property which continued to be recognized for income tax purposes and differences in the gain on sale as a result of such depreciation differences.

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

Other income in 2003 relates to real estate tax refunds received in connection with properties sold in prior years.

NOTE 4 - Sale of 570 Broad Street Property

On June 13, 2003, the Company sold its only remaining property, a vacant commercial office building located at 570 Broad Street, Newark, New Jersey, for a purchase price of $7,000,000. In connection with the consummation of this sale transaction, the Company recognized a gain on the sale of approximately $5,155,571 for Federal income tax purposes as compared with a gain of approximately $4,539,680 for financial reporting purposes.

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

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the sales of the Company's remaining income producing properties in 2000, the Company no longer derives income from rental operations. The activity of the Company consisted of marketing for sale its remaining non-income producing property, a vacant office property located at 570 Broad Street, Newark, New Jersey. On June 13, 2003, the Company consummated the sale of the 570 Broad Street property for a sales price of $7,000,000. As a result of such sale, the Company has no remaining real property. See Note 4 of the accompanying notes to the financial statements.

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

The increase in other expenses in 2003 as compared to 2002 is principally attributable to an increase in insurance cost and repairs and maintenance expenses at the 570 Broad Street property.

Gain on sale of real estate in 2003 relates to the sale of the 570 Broad Street property.

As of December 31, 2002, the Company had accrued a distribution to its General Partners, Special Limited Partners and holders of record of the PPI's as of the close of business on December 31, 2002 in the amount of $450,538 in respect of 2002 net operating revenues. These amounts were paid prior to March 31, 2003.

The Company will seek to distribute all of its available cash in accordance with the Company's partnership agreement and seek to wind up its affairs prior to December 31, 2003, however there can be no assurances that the Company will be able to completely dissolve by such time.

                        INVESTMENT PROPERTIES ASSOCIATES
                        (A New York Limited Partnership)

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2003, the Company had no interest bearing indebtedness and accordingly was not exposed to market risk with respect to changes in interest rates, and does not anticipate a need to seek additional borrowings.

ITEM 4.

                             CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer ("the Certifying Officers") as of September 30, 2003. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company's internal control over financial reporting during the quarter ended September 30, 2003 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: November 14, 2003